Form 10KSB
period 2006-12-31
SouthEast Bancshares, Inc.
filed 2007-03-19
CIK 1385090

OMB Approval
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response 1646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number
SouthEast Bancshares, Inc.
(Name of small business issuer in its charter)

Tennessee	20-8101695

(State or other jurisdiction of incorporation or organization)

1878 S. Congress Parkway, Athens, TN	37303

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (423) 745-6444
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $1.00 par value

(Title of class)

(Title of class)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $12,742,805.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.
(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes. ☐ No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,284,379 as of December 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).
Proxy Statement for Annual Meeting to be held April 24, 2007, Part III.
Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑

SOUTHEAST BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2006

Item		Page
Number		Number
	Part I

1.	Description of Business	3

2.	Description of Property	15

3.	Legal Proceedings	16

4.	Submission of Matters to a Vote of Security Holders	16

	Part II

5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	17

6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

7.	Financial Statements	35

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35

8A.	Controls and Procedures	36

8B.	Other Information	36

	Part III

9.	Directors and Executive Officers of the Registrant	37

10.	Executive Compensation	37

11.	Security Ownership of Certain Beneficial Owners and Management	37

12.	Certain Relationships and Related Transactions	37

13.	Exhibits, List and Reports on Form 8-K	38

14.	Principal Accountant Fees and Services	39
Ex-3.1 SouthEast Bancshares, Inc. Charter
Ex-3.2 SouthEast Bancshares, Inc. By-laws
Ex-10.1 SouthEast Bancshares, Inc. Stock Option Plan
Ex-10.2 Form of Organizers Stock Option Agreement
Ex-10.3 Form of Management Stock Option Agreement
Ex-10.4 Employment Agreement between the Bank and F. Stephen Miller
Ex-10.5 Employment Agreement between the Bank and Tom B. Hughes III
Ex-10.6 Employment Agreement between the Bank and Jerry D. Smith
Ex-10.7 Employment Agreement between the Bank and Sidney W. Breaux
Ex-10.8 Employment Agreement between the Bank and M. Shellie Fuguate
Ex-10.9 Employment Agreement between the Bank and James W. Dewhirst
EX-13 AUDITED FINANCIAL STATEMENTS
Ex-14 SouthEast Bancshares, Inc. and SouthEast Bank & Trust Code of Ethics and Conflict of Interest Policy
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32 Section 906 Certification of the CEO & CFO

PART I
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Statements and financial discussion and analysis contained in this Annual Report on Form 10-KSB (this “Report”) of SouthEast Bank & Trust (the “Bank”) that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Bank’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Bank’s control. The important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:
•	general business and economic conditions in the markets the Bank serves may be less favorable than anticipated;

•	changes in market rates and prices may impact the value of securities, loans, deposits and other financial instruments;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Bank’s loan portfolio;

•	changes in local economic and business conditions that could adversely affect the Bank’s customers and their ability to transact profitable business with the Bank, including among other things, the ability of borrowers to repay their loans according to their terms and the value of related collateral;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for possible credit losses;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	the Bank’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	legislative or regulatory developments including changes in laws or regulations concerning taxes, banking, securities, insurance or other aspects of the financial services industry;

•	competitive factors including among other things, product and pricing pressures among financial services organizations may increase;

•	the Bank’s ability to expand and grow its business and operations through the opening of de novo branches or the acquisition of additional banks, and the Bank’s ability to realize the cost savings and revenue enhancements it expects from such expansion or acquisitions;

•	fiscal and governmental policies of the United States government; and

•	other factors discussed in this Report.

The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “continue,” “may,” “will,” “should” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document and the other documents incorporated herein by reference. All written and oral forward-looking statements attributable to the Bank are expressly qualified in their entirety by these cautionary statements. The Bank undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Bank to do so.
ITEM 1. DESCRIPTION OF BUSINESS
General
SouthEast Bancshares, Inc. (the “Company”) is a Tennessee corporation incorporated on May 2, 2006. The Company is registered as a one -bank holding company under the Bank Holding Company Act of 1956. On August 22, 2006, the shareholders of SouthEast Bank & Trust (the “Bank”) approved an Agreement and Plan of Share Exchange whereby all of the outstanding shares of the Bank’s stock would be exchanged for shares of Company stock on a share for share basis and the Bank would become a wholly owned subsidiary of the Company. On January 2, 2007, the Company acquired all of the outstanding common stock of the Bank in accordance with the Agreement and Plan of Share Exchange. Prior to the share exchange, the Bank was required to file reports with the Federal Deposit Insurance Corporation; therefore, as the result of this transaction, the Company is making this filing to fulfill the requirements of a successor issuer of the Bank under section 12(b). Currently, the Company conducts no business other than serving as the holding company for the Bank.
The Company and the Bank have common executive offices located at 1878 South Congress Parkway, Athens, Tennessee 37303. The telephone number is (423) 745-6444, and the website is www.southeastbank.net. In accordance with the Securities Exchange Act of 1934 and other related laws, the Bank filed reports with the Federal Deposit Insurance Commission prior to December 31, 2006. Following the acquisition of the Bank by the Company, the Company commenced filing such reports with the Securities and Exchange Commission (“SEC”). Filings made by the Bank with the FDIC and the Company with the SEC include annual and quarterly reports (Forms 10-KSB and 10-QSB) as well as current reports on Form 8-K and amendments to those reports, if any.
The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. The public may obtain information on the SEC’s website at www.sec.gov, which contains reports, proxy and information statements, and other information. The Company posts a website link to our annual, quarterly and current reports as soon as reasonably practicable after the filing with the SEC. Such reports can be viewed and downloaded free of charge. Prior materials filed by the Bank with the FDIC are available at the FDIC’s Accounting and Securities Operation Section located at Room F-6043, 1776 F Street N.W., Washington, D.C. 20434. Copies of such filings can be obtained at minimal cost by contacting Ms. Marcia Fields at (202) 898-8903 or via e-mail at mfields@fdic.gov.
Shareholders may request a copy of the quarterly or annual reports without charge by contacting M. Shellie Fugate, Chief Financial Officer, SouthEast Bancshares, Inc., P.O. Box 1806, Athens, TN 37371. Shareholders wishing to communicate directly with the Board of Directors of the Company may do so through written request to Sidney W. Breaux, Secretary, SouthEast Bancshares, Inc. P.O. Box 1806, Athens, TN 37371.
The Bank was incorporated on December 14, 2001, under the laws of the State of Tennessee and commenced business on April 29, 2002, as a Tennessee-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s main office is located at 1878 South Congress Parkway, Athens, Tennessee 37303. The Bank has four branches located at 17670 State Highway 58 North, Decatur, Tennessee 37322; 3995 Rhea County Highway, Dayton, Tennessee 37321; 285 Front Street, Spring City, Tennessee 37381, and 2598 State Highway 304, Ten Mile, Tennessee 37880. Automatic Teller Machines (ATMs) are available at all bank locations. The Bank has a loan/deposit production office located at 3354 Keith Street NW, Cleveland, Tennessee 37311. The Bank offers a broad range of financial products and services. The Bank’s charter authorizes trust and fiduciary powers, but the Bank has not exercised these powers.
The following table sets forth a comparative analysis of Assets, Deposits, Net Loans, and Equity of the Bank as of December 31, for the years indicated:

	2006	2005
Total Assets	$182,237,163	$144,181,038
Total Net loans	144,364,908	113,834,146
Total Deposits	164,496,082	125,855,261
Total Equity	13,809,910	12,047,728
The Bank’s performance is compared to industry standards through utilization of the Uniform Bank Performance Report (“UBPR”) provided by the Federal Financial Institutions Examination Council (“FFIEC”). On the UBPR, the Bank is grouped with peers established in 2002 with total assets less than $750 million. At December 31, 2006, the peer group included 83 banks and provided the following comparisons:

	December 31
	2006		2005
	Bank	Peer	Bank	Peer
Net Interest Income / Average Assets	3.90	3.99	3.71	4.06
Net Operating Income / Average Assets	0.93	0.79	1.02	0.83
Net Loan Losses / Average Total Loans	0.14	0.14	0.31	0.07
Capital / Average Assets	7.58	10.59	8.36	11.18
Expansion
On September 29, 2006, the Bank acquired an existing branch in Spring City, Tennessee, from a regional bank. Total purchased loans were $7 million and deposits were $20.9 million. Premises and equipment were also included in the purchase.
At December 31, 2006, the Bank had a loan/deposit production office at 3354 Keith Street, Cleveland, Tennessee. The office converted to a full service branch and moved to 1701 Keith Street on March 5, 2007.
Competitive Environment
The banking business is highly competitive. The Bank’s primary market area is Bradley County, McMinn County, Meigs County, Rhea County, and contiguous counties in Tennessee. Within the primary market area, the Bank competes for deposits and loans with larger, more-established financial institutions, as well as with money market mutual funds and other non-traditional financial intermediaries. The Bank has attracted most of its customer base from existing financial institutions and new residents. All of the competitors vary in asset size and number of locations, are well established in the market, and have developed organizational and marketing capabilities.

In addition to these competitors, the Bank competes for loans with insurance companies, regulated small loan companies, credit unions and certain government agencies. The Bank also competes with numerous other companies and financial institutions engaged in similar lines of business, such as bank holding companies, mortgage banking companies, brokerage companies, investment banking firms and leasing companies.
In the markets served, the Bank offers a variety of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposit accounts. SouthEast Bank & Trust’s market share compared to competitors in the markets served is calculated by the FDIC in the Deposit Market Share Report as of June 30, 2006. The following analysis below includes number of offices, deposits and market share percentages for deposits:
McMinn, Meigs and Rhea Counties Market
(Banks only, deposits inside of market)
As of June 30, 2006

Bank	No. of Offices	Deposits (thousands)	Market Share %
Citizens National Bank	3	$220,559	19.04%
Branch Banking & Trust	5	$157,438	13.59%
Athens Federal Community Bank	3	$142,087	12.27%
SouthEast Bank & Trust	5	$136,838	11.81%
First Bank of Tennessee	3	$97,869	8.45%
Regions Bank	5	$96,791	8.36%
AmSouth Bank	4	$89,127	7.69%
Community National Bank	2	$64,923	5.60%
All others	8	$152,752	13.19%
Customers
In the opinion of management, there is no single customer or affiliated group of customers the loss of which would have a material adverse effect on the Bank’s business.
Employees
As of December 31, 2006, the Bank had 54 full-time employees and nine part-time employees. The Bank plans to continue to hire employees, as needed, to meet growth demands. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are generally good.
Supervision and Regulation
General
As a Tennessee-chartered, federally insured commercial bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Department and files periodic reports concerning its activities and financial condition with its regulators. The Bank’s relationship with depositors and borrowers is also regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of accounts and the form and content of mortgage documents.
Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. Both the Department and the FDIC have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.
The following summaries of statutes and regulations affecting banks do not purport to be complete. Such summaries are qualified in their entirety by reference to the statutes and regulations described herein.
Tennessee Supervision and Regulation
As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit, among other matters, the amount that can be loaned to a single borrower, the type of permissible investments and geographic expansion. The Bank must submit an application and receive the approval of the Department before opening any new branch office or merging with another financial institution. The commissioner of the Department has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Bank to cease and desist from violating a law or regulation or from engaging in unsafe or unsound banking practices. The Bank is required to file annual reports and such other additional information as Tennessee law requires.
Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made. The operations of banks also are affected by various consumer laws and regulations, including without limitation, those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks, including the Bank, must become and remain insured under the Federal Deposit Insurance Act.
Under Tennessee law, the Bank only can pay dividends in an amount equal to or less than the total amount of its net income for that year combined with retained net income of the preceding two years. Payment of dividends in excess of this amount requires prior approval by the commissioner of the Department. The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, such bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. See Dividends.
State banks are subject to regulation by the Department with regard to capital requirements. Tennessee has adopted the provisions of Federal Reserve Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders.” Further, under Tennessee law, state banks are prohibited from lending to any one person, firm or corporation amounts more than fifteen percent (15%) of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples, or (ii) with the prior approval of such bank’s board of directors or finance committee (however titled), such bank may make a loan to any person, firm or corporation of up to twenty-five percent (25%) of its equity capital accounts.
Federal Supervision and Regulation
Deposit Insurance — The Bank’s deposit accounts are insured by the FDIC up to applicable limits by the Bank Insurance Fund (“BIF”). The BIF was designated as an insurance fund pursuant to the Financial

Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to, and transactions with, executive officers, directors and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.
As an insurer, the FDIC issues regulations, conducts examinations, require s the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds.
Pursuant to the Federal Deposit Insurance Act (“FDIA”), as amended by FIRREA, all BIF-insured banks were required to pay semiannual insurance assessments to recapitalize the BIF to a 1.25% of insured deposits ratio. In August 1995, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed BIF-insured institutions to the lowest assessment rate of four basis points per $100 of assessable deposits. The BIF premium reduction became effective in September 1995. Any insured bank which does not operate in accordance with, or conform to, FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose.
At December 31, 2006, the Bank’s deposit base for purposes of FDIC premiums was $158 million. The Bank paid FDIC insurance premiums of $16,264 in 2006.
FDICIA & Prompt Corrective Action — The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and revised several other banking statutes. The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators also are empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The FDIC, which is the federal banking agency with authority over the Bank, has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the following five categories based upon capital ratios: (i) a “well capitalized” institution has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of 4%; (iii) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (iv) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a “critically undercapitalized” institution has a leverage ratio of 2% or less. At December 31, 2006, the Bank’s capital ratios were: total risk-based ratio 10.23%, Tier 1 risk-based ratio 9.06%, leverage ratio 7.09%. As of December 31, 2006, under the regulations promulgated under FDICIA, the Bank would have been deemed to be a “well-capitalized” institution if solely viewed on the basis of capital ratios.
The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, Section 38 of the FDIA and the implementing regulations provide that a federal banking agency, after notice and an opportunity for a hearing, may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as it were in the next lower category if the institution is an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized).
FDICIA generally prohibits a FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including without limitation, orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.
FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.
Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in the United States Congress and the Tennessee General Assembly. The Department and the FDIC examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the BIF and for depositors and not for the protection of investors and shareholders.
Standards for Safety and Soundness — The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (the “Guidelines”) to implement the safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also adopted asset quality and earnings standards which are part of the Guidelines. Under such regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.
Capital Requirements — The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. Tier 2 capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (i.e., instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the FDIC.
FDIC capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.
FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of Tier 2 capital are mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank’s capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank’s interest rate risk exposure has been codified but, effective board and senior management oversight of a bank’s tolerance for interest rate risk is required.
The FDIC has adopted the Federal Financial Institutions Examination Council’s recommendation regarding the adoption of Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.
FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weakness. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.
The Bank believes that, under the current regulations, the Bank has sufficient capital to meet its minimum capital requirements. However, events beyond the control of the Bank, such as a downturn in the economy in the geographic areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.
Activities and Investments of Insured State-Chartered Banks — Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not acquire or retain, directly or indirectly, any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investment may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange (“listed stock”) or shares of a registered investment company (“registered shares”), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 (“measurement period”) made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the bank’s intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.
FDIC regulations implementing Section 24 of the FDIA provide that an insured state-chartered bank may not, directly or indirectly, through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank or savings bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.
Loans-to-One-Borrower — The aggregate amount of loans that the Bank is permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500,000. Based on the Bank’s current capitalization of $13,809,910 as of December 31, 2006, the Bank’s loans-to-one borrower limit is approximately $3,452,477 as of such date.
Federal Reserve System — All depository institutions that maintain transaction accounts or non-personal time deposits are required to maintain reserves under Regulation D of the Federal Reserve. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.
Community Reinvestment Act — The Company and the Bank are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal banking regulatory agencies, in connection with their regular examinations, to assess the Company’s and the Bank’s records in meeting the credit needs of the communities they serve, including low and moderate income neighborhoods. The regulatory agencies assessments are made available to the public. Further, such assessments are required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, to relocate an existing office or to merge, consolidate with or acquire the assets or assume the liabilities of, a federally regulated financial institution.
Interstate Banking — The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), (i) permits bank holding company acquisitions of banks of a minimum age of up to five years as established by state law in any state; (ii) mergers of national and state banks across state lines, unless the home state of either bank has opted out of the interstate bank merger provision; (iii) branching de novo by national and state banks into others states if the state has elected this provision of the Interstate Act; and (iv) certain interstate bank agency activities after one year after enactment.
Gramm-Leach Bliley Act — The Gramm-Leach-Bliley Act of 1999 (the “Act”) represents a pivotal point in the history of financial services regulation in the United States. The Act removes large parts of a regulatory structure that had its roots in the 1930s and creates new opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations. The Act also provides new flexibility to design financial products and services that better serve the banking consumer. The Act, among other provisions, (i) substantially eliminates the prohibition under the Bank Holding Company Act which existed previously on affiliations between banks and insurance companies; (ii) repeals Section 20 of the Glass-Steagall Act which prohibited banks from affiliating with securities firms; (iii) sets forth procedures for such affiliations; (iv) provides for the formation of Financial Holding Companies; and (v) eliminates the blanket exclusion of banks from the definitions of the terms “broker” and “dealer” under the 1934 Act, while permitting banks to continue to conduct certain limited brokerage and dealer activities without registration under the 1934 Act as a broker-dealer.
In addition to expanding the activities in which banks and bank holding companies may engage, the Act also imposed new requirements on financial institutions with respect to customer privacy. The Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Act.
The USA PATRIOT Act of 2001 — The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) was enacted in October 2001. The USA PATRIOT Act is intended to strengthen the ability of the nation’s law enforcement’s and intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA PATRIOT Act on financial institutions is significant and wide ranging. The USA

PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by non-financial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
In March 2006, the United States Congress renewed the provisions of the PATRIOT Act applicable to financial institutions, including the Company and the Bank. The broad applicability of certain provisions of the PATRIOT Act may result in increased compliance costs for the Company and the Bank.
Sarbanes-Oxley Act of 2002 — On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). This legislation represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Sarbanes-Oxley is applicable to all companies with equity securities registered, or that file reports under, the 1934 Act. In particular, Sarbanes-Oxley establishes (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and the chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”), or in the case of the Bank prior to the share exchange with the Company, the FDIC; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers, including an accelerated time frame for reporting of insider transactions on the Company’s periodic reports; (v) and new and increased civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients. Sarbanes-Oxley requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. Many of Sarbanes-Oxley’s provisions were effective immediately, while other provisions have become effective over a period of time and are subject to rule-making by the SEC.
The Company is in the process of complying with, and establishing procedures for ongoing compliance with, Sarbanes-Oxley and the related rules and regulations issued by the SEC. At the present time, and subject to the final rules and regulations to be adopted and issued by the SEC, management anticipates that the Company will incur additional expense as a result of Sarbanes-Oxley but does not expect that the Company’s compliance will have a material impact on its business. To the extent that the Company has already implemented the requirements of this legislation and the related regulations, compliance has been accomplished with existing personnel.
Regulation of Bank Holding Companies
The Company is subject to regulation by the Federal Reserve and is required to file with the Federal Reserve annual reports and other information regarding its business operations and the business operations of its subsidiaries, including the Bank. It is also subject to examination by the Federal Reserve and is required to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank if, after such acquisition, it will own or control, directly or indirectly, more than 5% of the voting stock of such bank. In addition, pursuant to the provisions of the Bank Holding Company Act of 1956, as amended, and regulations promulgated by the Federal Reserve thereunder, the Company is only able to engage in, or own or control companies that engage in, activities deemed by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

Change in Control Restrictions
Statutory Provisions
The Change in Bank Control Act requires the written consent of the FDIC be obtained prior to any person or company acquiring “control” of a state-chartered bank. Tennessee law also requires the prior written consent of the Department to acquire control of a Tennessee-chartered bank. Upon acquiring control, a company may be deemed to be a bank holding company and may be required to register with the Federal Reserve Board. Conclusive control is presumed to exist if, among other things, an individual or company acquires more than 25% of any class of voting stock of the Bank. Rebuttable control is presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock and the issuer’s securities are registered under Section 12 of the 1934 Act, or the person would be the single largest stockholder. Restrictions applicable to the operations of a bank holding company and conditions that may be imposed by the Federal Reserve Board in connection with its approval of a company to become a bank holding company may deter companies from seeking to obtain control of the Bank.
Other
While not directly restricting efforts to acquire control of the Bank, certain other characteristics of the Bank’s organization may discourage attempts to acquire control of the Company or the Bank. The Bank’s executive officers have entered into employment agreements with the Bank. Pursuant to such agreements, such officers may be entitled to receive a lump sum payment equal to their annual salary and certain additional benefits in the event of change of control of the Company. See Part III, Item 10 . EXECUTIVE COMPENSATION.
As a result of all of the foregoing restrictions on acquisitions, the Company and the Bank are less attractive targets for a “takeover” attempt than other less-highly regulated entities generally. Accordingly, these restrictions might deter offers to purchase the Company or the Bank which stockholders may consider to be in their best interests, and may make it more difficult to remove incumbent management.
Dividends
The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.
Tennessee law requires that dividends be paid only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior, written consent of the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for payment of dividends. In order to pay dividends to its shareholders, the Company must be able to receive dividends from the Bank in accordance with these regulatory restrictions. See Part II, Item Five. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Monetary Policy
The Company and the Bank, like other depository institutions, is affected by the monetary policies implemented by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve has the power to restrict or expand the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may result in significant fluctuations in market interest rates, which could adversely affect the operations of the Company or the Bank, such as its ability to make loans and attract deposits, as well as market demand for loans. See Supervision and Regulation.
Capital Adequacy
See Supervision and Regulation — Federal Supervision and Regulation for a discussion of bank and holding company regulatory agencies’ capital adequacy requirements.
Further Legislation
Any future banking legislation or amendment of existing legislation adopted by the United States Congress or the Tennessee General Assembly or regulatory changes adopted by the Federal Reserve, the FDIC or the Department may have a material effect on the structure, regulation and competitive relationships of the nation’s financial institutions, including the Company and the Bank, and could result in increased costs to the Company and the Bank in connection with complying with any legislative or regulatory changes.
Asset/Liability Management
The Funds Management Committee is composed of the Bank’s executive officers and is responsible for managing the assets and liabilities of the Company and the Bank. The Chief Financial Officer, M. Shellie Fugate (the “Chief Financial Officer”), is chairman of this committee. The Funds Management Committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. Such committee directs the Company’s and the Bank’s overall acquisition and allocation of funds and reviews and discusses the Company’s and the Bank’s assets and liability funds budget in relation to the actual flow of funds. The Funds Management Committee also reviews and discusses peer group comparisons, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities, the ratio of allowance for loan losses to outstanding and nonperforming loans and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments and the overall state of the local and national economies.
Investment Policy
The Company’s and the Bank’s investment policy is designed to provide guidelines by which the funds not otherwise needed to meet the loan demand of the Bank’s market area can best be invested to meet fluctuations in the loan demand and deposit structure. The Company and the Bank seek to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of the Bank’s deposits of public funds, maintain compliance with regulatory investment requirements and maintain liquidity for future loan growth.
The Chief Financial Officer is responsible for daily management of the investment portfolio. The Directors have established an Investment Committee of the Directors that aids in monitoring investment activity. The Company’s and the Bank’s investment policy is reviewed annually by the Directors.

ITEM 2. DESCRIPTION OF PROPERTY
The Bank’s principal office is located at 1878 S. Congress Parkway, Athens, Tennessee 37303. The Bank occupied a newly constructed building at this location on November 17, 2003. The Bank owns the building and the property. An ATM is available at this location. The Bank also owns a vacant lot adjoining the main office property which is being held for a future operations center, if needed.
The Bank’s branch office in Decatur, Tennessee is located at 17670 State Hwy 58 N., Decatur, Tennessee 37322. The Bank owns the building and property. A building expansion was completed during August 2006. An ATM is available at this location.
The branch office in Dayton, Tennessee is located at 3995 Rhea County Hwy, Dayton, Tennessee 37321. The Bank completed construction of the building and opened the branch on June 14, 2004. The Bank owns the building and the property. An ATM is available at this location.
The branch office in Spring City, Tennessee is located at 285 Front Street, Spring City, Tennessee 37381. On September 29, 2006, the Bank purchased an existing branch from another financial institution. The purchase included the fixed assets as well as deposits and loans. Upon purchase of this facility, the existing branch of the Bank at 22642 Rhea County Highway, Spring City, Tennessee moved to 285 Front Street, Spring City, Tennessee and the existing branch operations were consolidated with the acquired branch. The Bank owns the building and the property. An ATM is available at this location. A portion of the building is leased to the United States Postal Service. The facility at 22642 Rhea County Highway will be offered for sale.
The Bank owns undeveloped real property located at 680 South White Street, Athens, Tennessee 37303 (the “South White Property”). The property is being held for a future branch location. Pursuant to an agreement with the Cancer Center of McMinn County, PLLC, the Bank sold a portion of such property to such company during 2006.
The branch office in Ten Mile, Tennessee is located at 2598 State Highway 304, Ten Mile, Tennessee 37880. The Bank owns the building and property. An ATM is available at this location. This office was opened in May 2006.
The Bank has a loan production / deposit production office located at 3354 Keith Street, Cleveland, Tennessee 37311. The facility is leased and does not offer an ATM. On March 5, 2007, the loan production / deposit production office was converted to a full service branch and relocated to 1701 Keith Street NW, Cleveland, Tennessee 37311. This facility is leased and an ATM is available.
At December 31, 2006, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Bank was $7.6 million.
No single property owned by the Bank has a book value equal to or greater than 10% of the Bank’s total assets. Management of the Bank believes that its facilities are adequate and suitable for the Bank’s current business and its anticipated business for the foreseeable future. Management also believes that its facilities are adequately insured.
As of December 31, 2006, management of the Company and the Bank are unaware of any potential environmental liability that either may incur in connection with any properties or other assets owned by the Bank.

ITEM 3. LEGAL PROCEEDINGS
The Bank is a party to certain claims and litigation occurring in the normal course of operations, and in the future it is anticipated that the Company will be a party to such claims and litigation as well. In the opinion of management, no matters currently pending, when resolved, will have a material adverse effect on the financial position of the Company, the Bank or their future operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders of the Bank or the Company nor were proxies solicited during the fourth quarter of the Bank’s fiscal year ended December 31, 2006. There were no annual or special meetings of the shareholders of the Bank or the Company during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Directors that were organizers of the Bank received organizer options (the “Organizer Options”) entitling them to purchase additional shares of Common Stock in an amount equal to their organizational expense contributions. The Organizer Options vested 1/3 annually beginning April 11, 2003 and expire on April 11, 2012. The Organizer Options are exercisable at a price of $10 per share of Common Stock. As of December 31, 2006, there were 102,000 Organizer Options outstanding. The Organizer Options became options for shares in the Company upon consummation of the share exchange between the Bank and the Company and the Bank became a wholly owned subsidiary of the Company.
The Company has a Common Stock Option Plan whereby the Directors may grant Common Stock options to purchase additional shares of Common Stock. As of December 31, 2006, there were 67,500 outstanding stock options which were granted to management (“Management Options”) at purchase prices of $10 to $17 per share.
All purchasers of Common Stock, including Directors, pursuant to the Initial Offering, were granted stock warrants (the “Warrants”) equal to 20% of the Common Stock purchased pursuant to the Initial Offering. The Warrants entitled the holder thereof to purchase additional shares of Common Stock at a price of $10.00 per share and expired on April 29, 2005. Due to the expiration date preceeding the share exchange, the Warrants did not became warrants to purchase shares in the Company upon consummation of the share exchange between the Bank and the Company.
No public market exists for the Company’s Common Stock, and the Common Stock is not traded on any exchange. There can be no assurance that a public trading market for the Common Stock will develop at any time in the future or that the Common Stock will ever trade on any exchange. As of December 31, 2006, there were 1,124 holders of record of Common Stock and 1,284,379 shares of Common Stock outstanding, not including the vested Organizer Options and vested Management Options.
While there is no public market for the Company’s Common Stock, the most recent trade of the Common Stock known to the Company occurred on February 22, 2007 at a price of $20.00 per share. The Company is not aware of any trades during the first quarter of 2005.
When the holding company acquired the Bank on January 2, 2007, the Board of Directors passed a resolution whereby the holding company may purchase treasury stock from shareholders at a predetermined price. The offered price for the first quarter of 2007 was set at $20 per share.

Below is a table which sets forth the high and low prices for the Common Stock for the relevant quarters during fiscal years ended December 31, 2006 and 2005:

	High	Low
2006
First quarter	$17.00	$15.00
Second quarter	$17.22	$17.00
Third quarter	$18.00	$17.00
Fourth quarter	$20.00	$20.00

2005
First quarter	N/A	N/A
Second quarter	$13.50	$13.00
Third quarter	$15.00	$15.00
Fourth quarter	$15.00	$15.00
The sales referenced above are isolated transactions and reflect only those known to the Company. Such prices do not reflect any retail mark-up, mark-down or commission and may not represent actual value or be indicative of the Common Stock’s present value.
There are certain restrictions on the payment of dividends to holders of the Common Stock imposed by federal banking laws, regulations and authorities. Further, the dividend policies of the Company and the Bank are subject to the discretion of their Boards of Directors and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. Tennessee law requires that dividends be paid by the Bank only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior, written consent of the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. The ability of the Company to pay dividends to its shareholders is dependent on the Bank’s ability to pay dividends to the Company in accordance with these regulations.
In the future, the declaration and payment of dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Directors. Regulatory authorities could impose administratively stricter limitations on the ability of the Company to pay dividends to the holders of Common Stock if such limits were deemed appropriate to preserve certain capital adequacy requirements. The Bank did not declare any dividends during 2006, and the Company does not anticipate paying dividends to the shareholders in 2007.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial condition and results of operations than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes.
Certain statements contained in this report, including this section, that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms

“anticipates”, “plans”, “expects”, “believes”, and similar expressions as they relate to the Company or the Bank or their management are intended to identify such forward looking statements. Actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risk and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, government policies and regulations and rapidly changing technology affecting services.
Executive Summary
The Bank’s 2006 financial performance was consistent with 2005 results as evidenced by a return on equity of 11.6% and 12.1%, respectively and a return on assets of 0.93% and 1.02% for 2006 and 2005, respectively. During 2006 the net interest margin increased to 4.17%, up from 3.99 for 2005. The earnings per share were $1.16 in 2006 compared to $1.07 in 2005. The rising interest rate environment and growth contributed to improved earnings per share. The financial results include additional expenses associated with opening one new branch, opening a loan/deposit production office, and acquiring an existing branch.
The following table presents selected financial data for the Bank for the twelve months ended December 31, 2006 and 2005:

	2006	2005	Change
Securities available for sale	$17,374,584	$13,646,524	$3,728,060
Loans, net of allowance	144,364,908	113,834,146	30,530,762
Total assets	182,237,163	144,181,038	38,056,125
Deposits	164,496,082	125,855,261	38,640,821
FHLB advances	3,000,000	5,700,000	(2,700,000)
Stockholders equity	13,809,910	12,047,728	1,762,182
Net interest income	6,255,652	4,882,716	1,372,936
Provision for loan losses	460,000	511,175	(51,175)
Noninterest income	1,608,407	1,336,738	271,669
Noninterest expenses	5,686,059	4,362,794	1,323,265
Net income	1,494,000	1,345,485	148,515
Earnings per share – basic	$1.16	$1.07	$0.09
Allowance for loan losses as a percentage of gross loans	1.13%	1.18%	(0.05%)
Deposit Services
The Bank offers a full range of depository accounts and services to both consumers and businesses. As of December 31, 2006, the Bank’s deposit base totaled approximately $164.5 million with $13.7 million in non-interest bearing demand deposits (8.3% of total deposits), $20.9 million in interest-bearing demand deposits (12.7% of total deposits), $32.5 million in savings deposits (19.8% of de posits), $55.3 million in time deposits in amounts of less than $100,000 (33.6% of total deposits), $42.1 million in time deposits of $100,000 or more (25.6% of total deposits.)

Loans
Loans are the single largest category of earning assets and provide the highest level of revenue . The Bank makes loans to individuals, partnerships, corporations and other entities. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending includes extensions of credit to a company directly or to individuals for business purposes. At December 31, 2006, the Bank’s loan portfolio consisted of the following: consumer loans representing approximately 9.0% of the Bank’s total loan portfolio, agricultural loans representing 1.3% of such portfolio, real estate mortgage loans representing 76.4% of such portfolio, other loans representing 0.8% of such portfolio, and commercial and business loans representing 12.5% of the Bank’s total loan portfolio.
Critical Accounting Policies
The Bank’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Its significant accounting policies are described in the notes to the financial statements attached as Exhibit 13 to this Report. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Bank considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.
The Company and the Bank believe that the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of its financial statements.
Allowance for loan losses. The allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area experience an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan loss.
Securities. Securities are classified into three categories. Debt securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. Fair values are based on quoted market prices. The Bank did not have any securities classified as trading or held-to-maturity securities as of December 31, 2006.

Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.
Gains and losses on sales or calls of securities are recognized on the settlement date based on the adjusted cost basis of the specific security. The financial statement impact of settlement date accounting versus trade date accounting is not significant. Declines in fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.
Management conducts regular reviews to assess whether the values of the Company’s and the Bank’s securities are impaired and if any impairment is other than temporary. If it is determined that the value of any investment is other than temporarily impaired, a charge is recorded against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. There was no impairment for securities recorded in the quarter ended December 31, 2006.
PLAN OF OPERATIONS
In December 2006, the Bank filed an application with the Department and the FDIC to open a branch at 1701 Keith Street, Cleveland, Tennessee 37311. In January 2007, the Bank entered into a lease agreement for the branch facility. The branch opened March 5, 2007.
On October 24, 2006, the Bank made application to the Federal Reserve for formation of a one bank holding company, SouthEast Bancshares, Inc. On January 2, 2007, the Company acquired 100% of the outstanding common stock of the Bank through a Plan of Share Exchange Agreement approved by the shareholders on August 22, 2006. The application to the Federal Reserve included the issuance of Trust Preferred Securities to improve the Company’s and the Bank’s capital position. Subsequently, $3 million of Trust Preferred Securities were issued on March 1, 2007.
While neither the Company nor the Bank has any immediate and specific expansion plans, management’s philosophy encompasses an opportunistic approach to expansion and growth. Therefore, management continually evaluates expansion opportunities which may be beneficial to the Company’s shareholders.
Neither the Company nor the Bank plans to make any other significant changes to its operations during 2007, and management believes that the Company and the Bank have adequate capital to meet their needs for the next twelve months. Neither the Company nor the Bank currently anticipate purchasing or selling any significant equipment or other assets in the next twelve months in the ordinary course of business consistent with past practices, except for purchases relating to the Cleveland branch. While the Bank continues to add both full-time and part-time employees to serve its customers’ needs, the Bank does not anticipate any significant changes in the number of its employees during the next twelve months, except for staffing needed for the Cleveland branch.
RESULTS OF OPERATIONS
Basic earnings per common share were $1.16 for 2006 compared to $1.07 for 2005. Return on average assets was 0.93% and 1.02% for 2006 and 2005, respectively. The decrease in the return on average assets is attributed to additional overhead expenses incurred with the new locations as well as the payment of income taxes resulting from full utilization of the net operating loss carry-forward created during the first years of operations. Return on average equity was 11.63% and 12.12% for 2006 and 2005, respectively.

Asset quality remains strong considering non-performing loans, other real estate and net charge-offs in 2006 and 2005. Non-performing loans and other real estate as a percentage of total loans at December 31, 2006 were 0.36% compared to 0.31% for 2005. Peer reported 0.46% in the December 31, 2006 Uniform Bank Performance Report. The Company and the Bank are committed to maintaining excellent asset quality but realizes that an economic downturn could result in increased non-performing assets. The allowance for loan loss reserve as a percentage of non-performing assets was 309.2% and 381.5% for 2006 and 2005, respectively. Additions made to the reserve account as a percent of net charge offs for 2006 was 259.9%. Net charge-offs for 2006 were $177,000 compared to $321,000 in 2005. The reserve for potential loan losses as a percentage of the total loan portfolio was 1.13% at December 31, 2006 compared to peer of 1.17%.
Net income was $1.49 million for 2006 compared to $1.35 million for 2005. Net interest margins improved to 4.17% for 2006, up from 3.99% for 2005. Peer performance indicated squeezed margins for 2006 with decreases of 7 basis points for the year. Management attributes increased margins to improved yields on earnings assets, growth, and minimizing costs on deposits. As evidenced in the cash flow statements, loan growth was funded through the branch acquisition and deposit growth. The opening of the Ten Mile office in May 2006 and the opening of the loan production / deposit production office in Cleveland in July 2006, coupled with the branch acquisition in September 2006 all contributed to increased overhead expenses. With conversion of the Cleveland office to a full service branch in March 2007, additional overhead expenses are anticipated.
The accompanying Summary Average Balance Sheet, Net Interest Revenue and Changes in Interest Income and Interest Expense indicate the net yield on average earning assets is improved at 4.17% for 2006 compared to 3.99% for 2005. This is primarily due to the asset sensitive position of the balance sheet in terms of interest rate risk. Thus, the increases in yields on interest-earning assets exceeded increases in the costs of interest bearing liabilities during 2006. Due to the uncertainty of changes in interest rates, the Bank has adjusted the interest rate sensitivity to a more neutral position at the end of 2006.
Net Interest Income
Net interest income for 2006 was $6,255,652, compared with $4,882,716 in 2005. The increase primarily was due to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth and the branch acquisition in Spring City. At year-end, approximately 35.3% of the Bank’s loan portfolio was variable rate. Interest income from securities in 2006 increased to $656,792, compared to $420,563 in 2005. The increase was due to the Bank investing in additional securities with improved yields. Interest income from loans increased from $7,372,114 in 2005 to $10,203,647 in 2006, for a 38.4% increase. The yield on interest earning assets was 7.42% in 2006, compared to 6.51% in 2005. The cost of interest bearing accounts was 3.55% in 2006, compared to 2.72% in 2005. The increases in the yields and deposit costs are attributed to an increase in market rates of interest as well as a change in the balance sheet mix.
Noninterest Income
Total noninterest income was $1,608,407 in 2006, compared to $1,336,738 in 2005. Service charges and fees on deposits totaled $1,387,184 in 2006 compared to $1,201,658 in 2005. This increase was due to an increase in the number of deposit accounts and customers utilizing these services. Fees include NSF/overdraft fees, safe deposit box rent, ATM/debit card income, check printing income, and other miscellaneous customer fee income. Management expects that noninterest income will continue to increase as the Bank increases in size and continues to grow its customer base.

Noninterest Expense
Total noninterest expense was $5,686,059 in 2006, an increase of $1,323,265 or 30.3% over the $4,362,794 incurred in 2005. As a percent of average assets noninterest expense was 3.53% for 2006 versus 3.33% for 2005. While non-interest expense has increased as the Bank has grown, the percentage to average assets has declined consistently until 2006. The major components of this expense include salaries and employee benefits, occupancy and equipment, data processing and other operating expenses. Salaries and employee benefits increased $595,577 or 26.2% in 2006 when compared with 2005. Data processing services increased $102,427 or 44.2% in 2006. Occupancy and equipment expense increased $128,070 in 2006, or 18.7%. Other operating expenses increased $497,191 in 2006 or 42.5%. The increase was attributed primarily to marketing, professional fees, deferred compensation, office supplies, and other ancillary expenses associated with growth. Management attributes the increased noninterest expenses primarily to the Ten Mile office, Cleveland loan production /deposit production office and the Spring City branch acquisition in 2006. Management expects that noninterest expenses will continue to increase moderately in conjunction with the growth of the Bank (including the new Cleveland Branch), but should continue to decline as a percentage of average assets as the Bank continues to experience operating efficiencies.
The efficiency ratio of 71.92% for 2006 is slightly lower than peers at 69.98% and higher than 70.0% for 2005. Personnel expenses as a percentage of average assets at 1.78% is higher than peers of 1.66%. Personnel expense as a percentage of average assets lagged peers more in 2006 than in 2005. The Bank’s percentages were 1.78% and 1.73% for 2006 and 2005, respectively compared to 1.66% and 1.69% for peers. Comparisons of assets per employee indicate that the Bank is more heavily staffed than peers, with the Bank having $3.04 million of assets per employee for 2006 compared to peers of $4.76 million. This increased staffing is attributed primarily to the Bank’s efforts to provide superior customer service and addition of the new locations during 2006.
Income Taxes
The Bank had income taxes of $224,000 in 2006 compared to no income tax expense during 2005 The net operating losses were fully utilized during 2006, resulting in an effective tax rate of 13% for the year. The Company will be subject to regular federal and state income tax rates for 2007, which is expected to increase expenses.
FINANCIAL CONDITION
Total assets at December 31, 2006 were $182,237,163 an increase of $38,056,125 or 26.4% from 2005 year-end assets of $144,181,038. Although the branch acquisition in Spring City included approximately $21 million of assets, the Bank’s total asset growth was primarily attributed to the Cleveland loan production / deposit production office and growth at existing branches. Average assets for 2006 were $161,163,797, compared to $131,696,072 for 2005, an increase of $29,467,725 or 22.4%. Net loans at December 31, 2006, of $144,364,908 reflect an increase of $30,530,762 or 26.8% from $113,834,146 in 2005. The increase in total assets was funded primarily by deposit growth and the cash received from the branch acquisition.

Loans
Gross loans grew from $115,219,672 in 2005 to $146,040,082 in 2006, an increase of $30,813,829 or 26.7%. At December 31, 2006 and 2005, the Bank’s loans consisted of the following:

	2006	2005
	(in thousands)
Real estate loans:
Residential	$58,489	$47,224
Commercial	34,754	25,905
Construction	12,836	7,058
Other	5,424	4,671

Total mortgage loans on real estate	111,503	84,858

Commercial and industrial loans	18,302	15,977
Consumer loans	13,078	11,817
Other	3,157	2,568

Total loans	146,040	115,220

Less: Allowance for loan losses	(1,645)	(1,362)
Deferred loan fees	(30)	(24)

Net loans	$144,365	$113,834

Most of the net loan growth in 2006 was in loans secured by real estate. Loans secured by real estate increased $11,265,000, commercial loans secured by real estate increased $8,840,000, and construction and other loans secured by real estate increased $6,533,000 from 2005. At December 31, 2006, $111,503,000, or 76.4% of total loans consist of mortgage loans secured by real estate. The Bank also had growth of $2,326,000 in commercial and industrial loans and $1,261,000 in consumer loans when compared to 2005. The loan portfolio mix did not change significantly from 2005 to 2006.
Of the total loans of $146,040,000 in the portfolio as of year-end 2006, $51,481,851, or 35.3% are variable rate loans and $94,558,149 or 64.7% are fixed rate loans.
Loan quality continues to be good with a low level of delinquent loans. On December 31, 2006 the Bank’s loan to deposit ratio (including mortgage loans held for sale) was 88.8%, compared to 91.5% in 2005. The loan to asset ratio was 79.2% for 2006 and 79.0% for 2005. Management expects loan demand to remain relatively strong, especially in the larger markets. Management anticipates the loan-to-deposit ratio to remain in the range of approximately 90%-95% during the coming year and the loan-to-asset ratio will be between 80%-85%.

Allowance For Loan and Lease Losses
In 2006, the Bank recorded a provision for loan and lease losses of $460,000 compared to $511,175 for 2005.
A summary of transactions in the allowance for loan losses for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Balance, beginning of year	$1,361,567	$1,172,129

Provision charged to operating expense	460,000	511,175
Recoveries of loans charged off	66,963	37,206
Loans charged off	(243,896)	(358,943)

Balance, end of year	$1,644,634	$1,361,567

The allowance for loan and lease losses was $1,644,634 and $1,361,567 for 2006 and 2005, respectively. Management’s determination of the appropriate level of the allowance for loan losses and the adequacy of the allowance for loan and lease losses was based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experience of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The allowance for loan and lease losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of net charge-offs as the loan portfolio is maturing. During the first three years of operation the Bank was required by regulations to maintain a minimum loan loss reserve of 1.25% of gross loans. This allowance level was required by both the Department and the FDIC pursuant to the approval orders issued to the Bank by each such agency. Management’s allowance calculation supports the year end allowance balance of 1.13% of gross loans.
Lending Policy of the Bank
While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Bank, lending authority is delegated by the Directors to the loan officers, the Internal Loan Committee and the Executive Committee of the Directors. Loan officers have lending limits for the amount of secured and unsecured loans that they can make to a single borrower or related group of borrowers. Loans in excess of the limits established for each loan officer are approved by the Internal Loan Committee or the Executive Committee of the Directors, depending on the amount. Lending limits of individual officers, the Internal Loan Committee and the Executive Committee of the Directors are approved by the Directors and reviewed annually. Loan officers discuss with the Bank’s Senior Credit Officer (as defined below) any loan request which exceeds such loan officer’s individual lending limit. Any such loan must have the joint approval of the originating officer and the Internal Loan Committee or Executive Committee of the Directors, depending on the size of the loan. The lending limit of the Internal Loan Committee is $750,000 for secured loans and $200,000 for unsecured loans. All loans in excess of these amounts must be approved by the Executive Committee of the Directors. All loans to Directors, Executive Officers and their related interests must be approved by the full Board of Directors without the participation of the interested Director or Executive Officer. F. Stephen Miller, the Bank’s chairman and CEO, has secured lending authority up to $250,000 and unsecured authority of $100,000. Tom B. Hughes III, the Bank’s president and COO, has secured lending authority up to $150,000 and unsecured authority of $75,000. Sidney W. Breaux, the Bank’s executive vice president and senior credit officer (the “Senior Credit Officer”), has secured lending authority up to $250,000 and unsecured lending authority of $75,000. Jerry D. Smith, the Bank’s senior vice president, has secured and unsecured lending limits of $150,000 and $25,000 respectively.

The Bank’s Lending Policy provides written guidelines for lending activities and is reviewed and reaffirmed at least annually by the Directors. The Directors recognize that, from time to time, it is in the best interest of the Bank to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include, without limitation, the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained or when it is deemed desirable to meet the terms offered by a competitor. Under the Lending Policy all exceptions granted must be documented in the borrower’s credit file.
The Bank seeks to maintain a diversified loan portfolio, including secured and unsecured consumer loans, secured loans to individuals for business purposes, secured commercial loans, and secured real estate loans. The Bank’s trade area is defined to include Bradley, Meigs, McMinn and Rhea Counties, Tennessee and all contiguous counties. The Bank’s Lending Policy limits the percentage of loans outside of this area. At least quarterly the Senior Credit Officer reviews loans made out of the Bank’s trade area with the Directors.
As a general rule, the Bank seeks to maintain loan-to-collateral value ratios in conformity to industry and regulatory guidelines. The following standards, established by inter-agency guide lines by the federal bank regulators are currently in effect:

Maximum Allowable
Loan Category	Loan-to-Value Ratio
Land	65%
Land development	75%
Owner-occupied land development	75%
Construction
Commercial, multifamily[1] and other nonresidential	80%
1-4 family residential	85%
Improved property	85%
Owner-occupied 1-4 family and home equity[2]	85%

1	Multifamily construction includes condominiums and cooperatives.

2	A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1-4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.
Loan Review and Nonperforming Assets
The Bank has an internal loan review system to determine credit quality and identify corrective action to be taken. Loans are graded as follows:
          Grade 1: Superior. Loans in this category are the highest quality credits in the Bank’s portfolio. These credits exceed all the Bank’s underwriting criteria. Credit risk is considered to be negligible. These types of loans primarily will be collateralized by cash or other highly liquid collateral, where such collateral is held by the Bank.

          Grade 2: Good. Loans in this category conform to all the Bank’s underwriting criteria and evidence a below-average level of credit risk. The borrower’s paying capacity is strong, with stable trends. If the borrower is a company, its earnings, liquidity and capitalization compare favorably to typical companies in its industry. Secondary sources of repayment are considered to be good. The borrower’s repayment capacity is good, and the borrower consistently complies with all material covenants.
          Grade 3: Average. Loans of this grade conform to substantially all the Bank’s underwriting criteria and evidence an average level of credit risk. However, such assets display more susceptibility to economic, technological or political changes since they lack the above-average financial strength of credits rated “Good.” The borrower’s repayment capacity is considered to be adequate. Credit is appropriately structured and serviced, and the borrower’s payment history is satisfactory.
          Grade 4: Acceptable. Loans of this category conform to most of the Bank’s underwriting criteria and evidence an acceptable, though higher than average, level of credit risk. Loans in this category require an above-average level of servicing and show more reliance on collateral and guaranties to preclude a loss to the Bank should adverse trends develop. If the borrower is a company, its earnings, liquidity and capitalization are slightly below average when compared to its peers.
          Grade 5: Pass with Caution. These loans generally have the same credit risk characteristics as those rated “Acceptable.” The distinguishing characteristic that causes a loan to be considered to be in this grade would be a major occurrence or condition, either actual or anticipated, the consequences of which are not yet evident, which would materially increase the level of credit risk. In either case, these loans warrant closer monitoring by a loan officer than a loan rated “Acceptable.” In addition, loans in this category require a more pro-active stance on the part of the applicable loan officer in order to shore up the credit’s weaknesses, and thus prevent the level of credit risk from increasing to a point where a more severe risk rating is warranted.
          Grade 6: Special Mention. Loans included in this category are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but do not presently expose the Bank to a sufficient degree of risk to warrant adverse classification. Close management attention is required. New loans should not be made which will immediately be in this category.
          Grade 7: Substandard. Substandard loans are inadequately protected by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. Loans so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of “Substandard” assets, does not have to exist in individual assets classified as “Substandard.”
          Grade 8: Doubtful. Assets classified “Doubtful” have all the weaknesses inherent in those classified “Substandard,” with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Probability of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to strengthen (or weaken) the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors that may necessitate a “Doubtful” classification include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

          Grade 9: Loss. These assets are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer recognition of the loss. Losses should be taken in the period in which they are identified as uncollectible.
Loans grade “6,” “7,” or “8” are automatically referred to management for inclusion on the Bank’s “watch list.”
Nonperforming loans are placed on non-accrual basis of accounting when any payment is 90 days past due, unless there is specific evidence indicating that prompt payment and ultimate collectibility can reasonably be expected.
Securities
At December 31, 2006, the Bank owned $17,374,584 in securities, compared to $13,646,524 in 2005. The net unrealized losses on securities at December 31, 2006 were $58,808. At December 31, 2006, $8,971,974, or 51.7% of total securities were U S government agencies. Municipal holdings totaled $1,172,665 or 6.7% of total securities and mortgage-backed securities totaled $7,229,945 or 41.6% of total securities. Total securities increased in 2006 by $3,728,060. The portfolio yield was 4.04% for 2006 compared to 3.39% for 2005. The portfolio mix was adjusted as maturities or calls were received to increase yield and decrease the heavy agency concentration. In addition to providing yield and liquidity, the Bank’s investment portfolio is pledged as needed to collateralize public fund deposits.
At December 31, 2006, the Bank owned $808,383 of restricted investments compared to $762,435 in 2005. These consisted of Federal Home Loan Bank stock and other investments not traded on open markets.
Premises and Equipment
The Bank’s fixed asset purchases for 2006 were $929,170 and depreciation and amortization were $462,229. The purchases related primarily to the land and building in Ten Mile and furniture and equipment for the Ten Mile office and the Cleveland loan production / deposit production office. In addition, technology needs at existing locations resulted in additional purchases.
Deposits
Total deposits were $164,496,082 at December 31, 2006, compared to $125,855,261 at December 31, 2005. At year-end 2006, $13,726,850, or 8.3% of the Bank’s total deposits are in noninterest-bearing demand accounts. Interest bearing demand accounts were $20,920,560 or 12.7% of total deposits. The Bank offers tiered accounts for both interest bearing checking and money market accounts. Savings and money market accounts total $32,470,373 or 19.8% of total deposits. The majority of the deposits continue to be in money market and time deposits. Time deposits (certificate of deposits and IRAs) total $97,378,299 or 59.2% of total deposits. Time deposits greater than $100,000 were approximately $42,087,000 and time deposits less than $100,000 were approximately $55,291,000 at December 31, 2006. The Bank has approximately $86,745,000 in time deposits maturing within one year.

	Year Ended December 31
	(in thousands)
	2006			2005
	Average	Average	% of	Average	Average	% of
	Balance	Rate	Deposits	Balance	Rate	Deposits
Noninterest-bearing
Demand Deposits	$11,266	—	7.87%	$7,906	—	6.92%

Interest-bearing
Demand Deposits	19,583	1.30%	13.69%	17,770	1.31%	15.55%
Savings Deposits	32,215	2.67%	22.52%	32,263	2.32%	28.23%
Time Deposits	79,998	4.44%	55.92%	56,353	3.39%	49.30%

Total Deposits	$143,062	3.27%	100.00%	$114,292	2.53%	100.00%

Market share is included in Item I of this report. Average deposits for 2006 were $143 million at an average rate of 3.27% compared to $114 million for 2005 at an average rate of 2.53%. The increase in the average cost of deposits is due to the impact of the rising rate environment and competitive factors. The Bank’s advertising during 2006 focused on “switching your accounts” to the Bank rather than promotion of a particular product. As interest rates have increased, deposits have shifted to time deposits as is evident by the increase in average time deposits from $56 million for 2005 compared to $80 million for 2006. Maturity distribution for time deposits indicate that $87 million will reprice during 2007.
Liquidity
Liquidity refers to the Bank’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows is included in Exhibit 13 to this report, the Bank’s main sources of cash flow are from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and securities as well as borrowings from the Federal Home Loan Bank. In 2006, cash of $11.6 million was received from the Spring City branch acquisition.
The primary uses of cash are lending to the Bank’s borrowers, investing in fixed assets, and purchase of securities. In 2006, deposit growth outpaced loan demand, resulting in repayment of Federal Home Loan Bank advances and purchase of additional investments. Other potential sources of liquidity include the sale of securities available for sale from the Bank’s securities portfolio, Federal Home Loan Bank advances, or the purchase of federal funds from correspondent banks.
Federal Home Loan Bank Advances
The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) to provide advances in an amount up to $24.7 million. First mortgages on 1-4 family residential properties included in the Bank’s loan portfolio are pledged to secure the borrowings. The Bank utilizes FHLB advances to aid in management of liquidity and interest rate risk. At December, 31, 2006, the Bank had $3 million outstanding compared to $5.7 million for 2005.

Capital Resources
The Bank’s total shareholders’ equity at December 31, 2006 was $13,809,910, compared to $12,047,728 at December 31, 2005. During 2005 the Bank issued 102,651 shares of common stock at an issue price of $1,026,510 pursuant to the exercise of common stock warrants. During 2006 no stock was issued; however incentive stock options granted and vested resulted in expense of $48,000.
As of both December 31, 2006 and 2005, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The capital ratios for 2006 and 2005, respectively, were total capital to risk-weighted assets of 10.23% and 12.45%; tier-1 to risk weighted assets of 9.06% and 11.20%; tier 1 to average asset of 7.09% and 8.77%.
Interest Rate Sensitivity
At year-end 2006, loans maturing or repricing within one year total $73.4 million or 50.2% of total loans. As of December 31, 2006, the Bank had approximately $168.7 million of earning assets and $121.0 million in interest bearing deposits maturing or repricing within one year.
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. Due to a lower interest rate environment giving way to higher rates in 2005 and 2006 and the uncertainty of rates in 2007, management has positioned the Bank to be more neutral, and slightly liability sensitive.

INTEREST RATE GAP ANALYSIS

	Repricing or Maturing Within
	(Dollars in thousands)
	0-3	3-12	Total	1-5	Over
	Months	Months	1 Yr.	Years	5 Yrs.	Total
ASSETS

Investment Securities	$3,301	$2,947	$6,248	$8,706	$3,229	$18,183
Federal Funds Sold	4,396	—	4,396	—	—	4,396
Interest Bearing Deposits	32	95	127	—	—	127
Loans	62,633	45,594	108,227	30,525	7,288	146,040

Total Earning Assets	70,362	48,636	118,998	39,231	10,517	168,746

LIABILITIES

FHLB advances	—	—	—	3,000	—	3,000
Interest bearing deposits	55,432	65,579	121,011	10,633	19,125	150,769

Asset (liability) GAP	$14,930	$(16,943)	$(2,013)	$25,598	$(8,608)	$14,977

Cumulative asset (liability) GAP	$14,930	$(2,013)	$(2,013)	$23,585	$14,977	$14,977

Cumulative as a percentage of interest-earning assets	8.85%	(1.19%)	(1.19%)	13.98%	8.88%	8.88%

Average Balance Sheets, Net Interest Revenue and Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Bank, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.

	In Thousands of dollars
	December 31, 2006			December 31, 2005			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2 and 3)	$128,071	7.97%	$10,204	$105,069	7.02%	$7,372	$1,615	$1,217	$2,832
Securities available for sale	16,240	4.04%	657	12, 403	3.39%	421	130	106	236
Restricted investments	787	3.82%	30	735	3.28%	24	2	4	6
Interest bearing deposits	28	4.30%	4	22	4.55%	1	—	3	3
Federal funds sold	4,976	4.79%	239	4,255	3.67%	156	26	57	83

Total interest-earning assets	150,102	7.42%	11,134	122,484	6.51%	7,974	1,773	1,387	3,160
Cash and due from banks	3,687			2,626
Other nonearning assets	8,845			7,863
Allowance for loan losses	(1,470)			(1,277)

Total assets	$161,164			$131,696

Deposits:

NOW	$19,583	1.30%	254	$17,770	1.31%	232	24	(2)	22
Money market investments	25,458	2.91%	742	26,353	2.46%	649	(22)	115	93
Savings	6,757	1.75%	118	5,910	1.69%	100	1	17	18
Time deposits $100,000 and over	32,103	4.63%	1,486	21,193	3.44%	728	375	383	758
Other time deposits	47,895	4.34%	2,080	35,160	3.36%	1,180	429	471	900

Total interest-bearing deposits	131,796	3.55%	4,680	106,386	2.72%	2,889	807	984	1,791
Other borrowings	4,406	4.50%	198	5,676	3.56%	202	(45)	41	(4)

Total interest-bearing liabilities	136,202	3.58%	4,878	112,062	2.76%	3,091	762	1,025	1,787
Noninterest-bearing liabilities	12,088			8,423

Total liabilities	148,290			120,485
Shareholders’ equity	12,874			11,211

Total liabilities and shareholders’ equity	$161,164			$131,696

Net interest income			$6,256			$4,883	$1,011	$362	$1,373

Net interest margin (4)		4.17%			3.99%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $675 in 2006 and $514 in 2005.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Net interest income to average interest-earning assets.

Investment Portfolio
The carrying value of available for sale securities at December 31 is summarized as follows:

	December 31
	2006	2005
	(In Thousands)
U.S. Government and federal agencies	$8,972	$10,646
Mortgage-backed securities	7,230	2,958
State and municipal securities	1,173	43

Total	$17,375	$13,647

The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 2006:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
	($ in thousands)
U.S. Government and federal agency	$4,510	$4,462	$—	$—	$8,972
Mortgage-backed	—	—	1,100	6,130	7,230
State and municipal	—	—	—	1,173	1,173

Total debt securities	$4,510	$4,462	$1,100	$7,303	$17,375

Weighted average yield (tax equivalent)	2.88%	4.61%	4.77%	5.03%	4.36%

Loan Portfolio
The following is a presentation of an analysis of loan maturities or re-pricing data as of December 31, 2006:

One year or less	$73,357
One year to five years	58,150
Over five years	14,423

145,930
Non-repricing	110

Total	$146,040

As of December 31, 2006, $51,481,851 or 35.3% of the total loan portfolio had floating/variable interest rates. These loans are included in the above presentation in the time frame of the next scheduled re-pricing date.
At December 31, 2006 there were eleven loans accounted for on a non-accrual basis totaling $109,600. There were seven non-accrual loans at December 31, 2005 totaling $67,146.
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments as of December 31, 2006 totaled $112,500, compared to $20,588 at December 31, 2005. There were no loans defined as “troubled debt restructurings” as of December 31, 2006 and 2005.
Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

During the normal course of business the Bank from time to time identifies certain loans, though presently in compliance with the loan covenants, that management believes present a somewhat higher degree of risk of the borrower(s) inability to comply with the loan repayment terms in the future. None of those loans are considered to present a degree of risk that would require inclusion in the above table.
Summary of Loan Loss Experience
An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

	December 31
	2006	2005
Balance at beginning of period	$1,362	$1,172

Charge-offs: Consumer	(228)	(215)
All other	(35)	(144)

Recoveries	86	38
Provision for loan losses	460	511

Balance at end of period	$1,645	$1,362

Ratio of net charge-offs during the period to average loans outstanding during the period	.14%	.31%

At December 31, 2006 and 2005 the allowance was allocated as follows (in thousands):

	2006		2005
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$230	14%	$204	15%
Real estate-construction	148	9%	82	6%
Real estate-1 to 4 family residential	658	40%	558	41%
Real estate-commercial	395	24%	272	20%
Real estate – other	66	4%	95	7%
Consumer and other loans	148	9%	151	11%

Total	$1,645	100%	$1,362	100%

Off-Balance Sheet Arrangements
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of December 31, 2006, commitments under standby letters of credit and undisbursed loan commitments aggregated $39,478,000.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Bank deems necessary.
Neither the Company nor the Bank is aware of any known trends, events or uncertainties, other than the effect of events as described in this Report, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect, but notes that regulations to be promulgated by the Federal Reserve Board, the SEC or FDIC implementing Sarbanes-Oxley may result in substantial increases to the legal, accounting or other operating expenses.
ITEM 7. FINANCIAL STATEMENTS
The following consolidated financial statements of the Bank, together with the Report of Independent Certified Public Accountants thereon, are included in Exhibit 13 of this Annual Report on Form 10-KSB:
•	Consolidated Balance Sheets as of December 31, 2006 and 2005;

•	Consolidated Statements of Operations for the years ended December 31, 2006 and 2005;

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006 and 2005; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company’s and the Bank’s chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 12a-15(e) and 15d-15(e) under the 1934 Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as adopted by the FDIC. This conclusion is based on an evaluation of the Company’s and the Bank’s disclosure controls and procedures required by Rules 13a-15(f) and 15d-15 of the 1934 Act.
(b) Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that could materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information relating to the Directors of the Company is set forth under the caption “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s Annual Meeting of Shareholders (the “Proxy Statement”). Such information is incorporated herein by reference.
Our Board of Directors has adopted a Code of Ethics and Conflicts of Interest Policy applicable to all of our employees, including the CEO and the CFO, and to all members of the Board. This policy is designed to deter wrongdoing and to promote:
•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other public communications;

•	compliance with applicable laws, rules, and regulations;

•	prompt internal reporting of violations of the policy; and

•	accountability for adherence to the policy.
A copy of the policy is attached to this report as Exhibit 14 and is available on the Company’s website at www.southeastbank.net.
ITEM 10. EXECUTIVE COMPENSATION
Information relating to executive compensation is set forth under the caption “Proposal 1 - Election of Directors — Compensation of Directors” in the Proxy Statement and under the caption “Proposal 1 - Election of Directors — Executive Compensation and Other Information” in the Proxy Statement and under the caption “Proposal 1 — Election of Directors — Agreements with Management” in the Proxy Statement. Such information is incorporated herein by reference.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information regarding ownership of the Common Stock by certain persons is set forth under the captions “Voting Securities and Principal Holders Thereof” in the Proxy Statement and “Proposal 1 - Election of Directors — Nominees” in the Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information regarding certain transactions between the Company and/or the Bank and Directors, executive officers and certain shareholders, and their affiliates, is set forth under the caption “Proposal 1 -Election of Directors — Certain Relationships and Related Transactions” in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
          (a) Exhibits
          The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	SouthEast Bancshares, Inc. Charter

3.2	SouthEast Bancshares, Inc. By-laws

10.1	SouthEast Bancshares, Inc. Stock Option Plan

10.2	Form of Organizers Stock Option Agreement

10.3	Form of Management Stock Option Agreement

10.4	Employment Agreement between the Bank and F. Stephen Miller

10.5	Employment Agreement between the Bank and Tom B. Hughes III

10.6	Employment Agreement between the Bank and Jerry D. Smith

10.7	Employment Agreement between the Bank and Sidney W. Breaux

10.8	Employment Agreement between the Bank and M. Shellie Fugate

10.9	Employment Agreement between the Bank and James W. Dewhirst

13	Audited Financial Statements

14	SouthEast Bancshares, Inc. and SouthEast Bank & Trust Code of Ethics and Conflict of Interest Policy effective as of January 2, 2007

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

32	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
               None.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
Information regarding the fees and services paid to the Company’s and the Bank’s principal accountant is set forth under the caption “Audit Committee Report” in the Proxy Statement. Such information is incorporated herein by reference.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEAST BANCSHARES, INC.
Date: March 16, 2007	By:	/s/ F. Stephen Miller, Chief Executive Officer
F. Stephen Miller
Chief Executive Officer

	By:	/s/ M. Shellie Fugate, Chief Financial Officer
M. Shellie Fugate
Chief Financial Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16,2007.

Signature	Title

/s/ F. Stephen Miller F. Stephen Miller	Chairman / Chief Executive Officer / Director

/s/ Tom B. Hughes, III Tom B. Hughes, III	President / Chief Operating Officer / Director

/s/ M. Shellie Fugate M. Shellie Fugate	Chief Financial Officer

/s/ Sandra B. Boyd Sandra B. Boyd	Director

/s/ Sidney W. Breaux Sidney W. Breaux	Executive Vice President / Senior Credit Officer / Director

/s/ William M. Buchanan William M. Buchanan	Director

/s/ C. William Inman C. William Inman	Director

/s/ Gary L. Mason Gary L. Mason	Director

/s/ Calvin D. Rockholt Calvin D. Rockholt	Director

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.

Signature	Title

/s/ R. Carter Runyan R. Carter Runyan	Director

/s/ Jerry D. Smith Jerry D. Smith	Senior Vice President / Director

/s/ Jerry E. Smith Jerry E. Smith	Director

/s/ Paul L. Smith Paul L. Smith	Director

/s/ Martin C. Wilhelm Martin C. Wilhelm	Director

/s/ Shirley S. Woodcock Shirley S. Woodcock	Director