Form 10QSB
period 2007-03-31
SouthEast Bancshares, Inc.
filed 2007-05-11
CIK 1385090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
CONFIRMATION FILE NUMBER: 0001385090
SOUTHEAST BANCSHARES, INC.
(Name of small business issuer as specified in its charter)

Tennessee	20-8101695
(State or other jurisdiction or organization)	(I.R.S. Employer ID No.)
1878 S. Congress Parkway
Athens, Tennessee 37303
(Address of principal executive offices)
(423) 745-6444
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
1,281,129
(Outstanding shares of small business issuer’s common stock as of March 31, 2007.)
Transitional Small Business Disclosure Format (check one): Yes ☐; No ☑

SOUTHEAST BANCSHARES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHEAST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
March 31, 2007

(Unaudited)

ASSETS

Cash and due from banks	$4,860,362
Federal funds sold	17,241,206

Total cash and cash equivalents	22,101,568

Securities available for sale	15,894,846
Restricted investments	813,623
Loans, net of unearned interest and allowance for loan losses	153,783,858
Premises and equipment	7,725,184
Accrued interest receivable	844,247
Intangible assets	918,153
Cash surrender value of life insurance	761,952
Other assets	1,110,712

Total assets	$203,954,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$16,785,653
Interest-bearing demand deposits	23,866,168
Savings and money market accounts	38,673,277
Time deposits	103,001,285

Total deposits	182,326,383

Accrued interest payable	612,590
Subordinated debentures	3,093,000
Federal Home Loan Bank advances	3,000,000
Other liabilities	872,323

Total liabilities	189,904,296

Stockholders’ equity:

(Unaudited)

Common stock, $1.00 par value; 4,000,000 shares authorized; 1,281,129 shares outstanding	1,281,129
Surplus	12,162,368
Undivided profits	600,174
Accumulated other comprehensive income	6,176

Total stockholders’ equity	14,049,847

Total liabilities and stockholders’ equity	$203,954,143

PART 1 — FINANCIAL INFORMATION (continued)
ITEM 1. FINANCIAL STATEMENTS (continued)
SOUTHEAST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Loans, including fees	$3,054,603	$2,196,582
Securities	192,068	136,159
Federal funds sold and deposits in bank	125,440	66,765

	3,372,111	2,399,506

INTEREST EXPENSE
Deposits	1,518,681	970,006
Federal Home Loan Bank advances	34,274	45,410
Subordinated debentures and other	19,569	—

Total interest expense	1,572,524	1,015,416

Net interest income	1,799,587	1,384,090

Provision for loan losses	120,000	105,000

Net interest income after provision for loan losses	1,679,587	1,279,090

NONINTEREST INCOME
Customer service fees	384,519	300,668
Other noninterest income	35,434	73,627

	419,953	374,295

NONINTEREST EXPENSES
Salaries and employee benefits	772,463	607,711
Occupancy and equipment	251,145	170,183
Data processing	106,236	72,076
Other operating expenses	540,244	362,693

	1,670,088	1,212,663

	Three Months Ended
	March 31,
	2007	2006
Net income before income taxes	429,452	440,722

Provision for income taxes	166,000	—

Net income	$263,452	$440,722

EARNINGS PER COMMON SHARE
Basic	$0.21	$0.34
Diluted	0.20	0.33

PART 1 — FINANCIAL INFORMATION (continued)
ITEM 1. FINANCIAL STATEMENTS (continued)
SOUTHEAST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and March 31, 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$263,452	$440,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,142	97,261
Provision for loan losses	120,000	105,000
Net accretion on securities	(5,310)	(2,694)
Restricted stock dividends	(5,240)	(7,401)
Net gain (loss) on sale of other real estate and reposessions	862	(1,696)
Write down of other real estate and reposessions	5,350	2,967
Loss on disposal of equipment	—	429
Change in operating assets and liabilities:
Accrued interest receivable	63,397	458
Other assets	(285,717)	(6,243)
Accrued interest payable	36,349	54,746
Other liabilities	582,793	106,515

Net cash provided by operating activities	905,078	790,064

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	(9,552,252)	(5,331,373)
Purchases of securities available for sale	(993,438)	(4,062,451)
Proceeds from maturities, calls and prepayments of securities available for sale	2,547,571	151,763
Proceeds from sale of other real estate	7,090	25,913
Purchase of premises and equipment	(284,982)	(349,327)

Net cash used in investing activities	(8,276,011)	(9,565,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,830,301	14,419,227
Decrease in FHLB advances	—	(2,000,000)
Issuance of subordinated debentures	3,000,000	—
Purchase of common stock	(65,000)	—

	2007	2006
Net cash provided by financing activities	20,765,301	12,419,227

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,394,368	3,643,816

CASH AND CASH EQUIVALENTS, beginning of period	8,707,200	8,327,342

CASH AND CASH EQUIVALENTS, end of period	$22,101,568	$11,971,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,635,921	$960,670
Income taxes	89,618	—

PART 1 — FINANCIAL INFORMATION (continued)
ITEM 1. FINANCIAL STATEMENTS (continued)
SOUTHEAST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

						Accumulated
		Total				Other
	Comprehensive	Stockholders’	Common		Undivided	Comprehensive
	Income	Equity	Stock	Surplus	Profits	Income
BALANCE, January 1, 2006		$12,047,728	$1,284,379	$12,176,118	$(1,157,278)	$(255,491)

Comprehensive income:

Net income	$440,722	440,722	—	—	440,722	—

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	(17,535)	(17,535)	—	—	—	(17,535)

Total comprehensive income	$423,187

BALANCE, March 31, 2006		$12,470,915	$1,284,379	$12,176,118	$(716,556)	$(273,026)

BALANCE, January 1, 2007		$13,809,910	$1,284,379	$12,224,118	$336,722	$(35,309)

Comprehensive income:
Net income	$263,452	263,452	—	—	263,452	—

Other comprehensive income:
Unrealized holding gains on securities available for sale, net of related tax effect	41,485	41,485	—	—	—	41,485

Total comprehensive income	$304,937

Purchase of common stock		(65,000)	(3,250)	(61,750)	—	—

BALANCE, March 31, 2007		$14,049,847	$1,281,129	$12,162,368	$600,174	$6,176

SOUTHEAST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three-month Period Ended March 31, 2007
(1)	Summary of Significant Accounting Policies. The accounting and reporting policies of SouthEast Bancshares, Inc. (the “Company”) conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:

Nature of Operations:
The Company is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SouthEast Bank & Trust (the “Bank”). The Bank provides a variety of financial services to individuals and corporate customers at its offices in Athens, Cleveland, Decatur, Dayton, Spring City and Ten Mile, Tennessee. The Bank’s primary deposit products are interest-bearing checking accounts and certificates of deposit. Its primary lending products are commercial, residential, and consumer loans. The Bank defines its market area as all counties in which it operates and all contiguous counties.

Basis of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SouthEast Bank & Trust and its wholly-owned subsididary, Frontier Reinsurance Company. All material intercompany balances and transactions have been eliminated in consolidation.

(2)	Subordinated Debentures. Effective February 22, 2007, a wholly owned subsidiary grantor trust, SouthEast Bancshares, Inc. Statutory Trust I (the “Trust”), was established by the Company. The Trust was created for the sole purpose of issuing and selling trust preferred securities and using the proceeds from the sale to acquire long term subordinated debentures issued by the Company. The debentures are the sole assets of the Trust. This subsidiary issued $3 million of pooled trust preferred securities (“Trust Preferred Securities”) on March 1, 2007. The Trust Preferred Securities accrue and pay distributions periodically at specified rates as provided in the indentures. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trust. The Trust Preferred Securities must be redeemed upon maturity of the Debentures, or earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part after five years, at a redemption price of par plus any accrued but unpaid interest as of the redemption date. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 1, 2007, the fixed rate securities in the Trust had a 6.78% interest rate which resets after five years.

For regulatory capital purposes, under current guidelines the Trust Preferred Securities qualify as a component of Tier 1 capital, subject to certain limitations.

Implementation of FASBI 46-R resulted in the Company’s investment in the common equity of the Trust being included in the consolidated balance sheet at March 31, 2007, as investments totaling $93,000. As of March 31, 2007, the outstanding balance of the subordinated debentures was $3,093,000.

(3)	Earnings Per Common Share. Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method. Earnings per common share have been computed based on the following:

	2007	2006
Net income	$263,452	$440,722

Average number of common shares outstanding	1,281,573	1,284,379
Effect of dilutive stock options and warrants	48,426	63,206

Average number of common shares outstanding used to calculate diluted earnings per common share	1,329,999	1,347,585

(4)	Stock Options. The Bank has a stock option plan which is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The Plan’s purpose is to attract, retain, motivate and reward management, key employees and directors. Under the Plan the purchase price of all options granted is to be at fair market value of the common stock on the date of grant. The maximum number of shares of common stock that can be granted under the Plan is 250,000, and options may be granted with vesting and expiration terms not to exceed 10 years. The effect of stock options forfeited is recognized as the forfeitures occur. There were no new grants, terminations or expirations of stock options during the first quarter of 2007. All granted options were vested at March 31, 2007.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 is $1,583,000. The aggregate intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on changes in the market value of the Company’s stock.

The interim financial statements should be read in conjunction with the notes to the financial statements presented in Form 10-KSB filed by the Company with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2006. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following pages contain management’s discussion and analysis of the financial condition and results of operations of the Company for the first quarter of 2007, including comparisons with the prior year’s results and trends. This discussion should be read in conjunction with the financial statements and notes thereto, which are contained in Item 1.
Forward-Looking Statements
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Statements and financial discussion and analysis contained in this Report on Form 10-QSB (this “Report”) of the Company that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:
•	general business and economic conditions in the markets the Company serves may be less favorable than anticipated;

•	changes in market rates and prices may impact the value of securities, loans, deposits and other financial instruments;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Bank’s loan portfolio;

•	changes in local economic and business conditions that could adversely affect the Bank’s customers and their ability to transact profitable business with the Bank, including among other things, the ability of borrowers to repay their loans according to their terms and the value of related collateral;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for possible credit losses;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	legislative or regulatory developments including changes in laws or regulations concerning taxes, banking, securities, insurance or other aspects of the financial services industry;

•	competitive factors including among other things, product and pricing pressures among financial services organizations may increase;

•	the Company’s ability to expand and grow its business and operations through the opening of de novo branches or the acquisition of additional banks, and the Company’s ability to realize the cost savings and revenue enhancements it expects from such expansion or acquisitions;

•	fiscal and governmental policies of the United States government; and

•	other factors discussed in this Report.

The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “continue,” “may,” “will,” “should” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document and the other documents incorporated herein by reference. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.
Critical Accounting Policies
     The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Its significant accounting policies are described in the notes to the financial statements attached as an exhibit to the Form 10-KSB for the year ended December 31, 2006. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.
     The Company believes the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of its financial statements.
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
     Securities. Securities are classified into three categories. Debt securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. The Company did not have any securities classified as trading or held-to-maturity securities as of March 31, 2007.

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
     Management conducts regular reviews to assess whether the values of the Company’s securities are impaired and if any impairment is other than temporary. If the Company determines that the value of any investment is other than temporarily impaired, it records a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions — global, regional or related to industries of specific issuers — could adversely affect these values. There was no impairment for securities recorded in the quarter ended March 31, 2007.
Management’s Financial Review
Introduction
     To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the first quarter of 2007. Comparisons of financial data for both 2007 and 2006 are presented to illustrate significant changes in performance and the possible results of trends developed from that historical financial data. This discussion should be read in conjunction with the Company’s financial statements and notes thereto, which are included under Item 1.
Overview
     The Company is a Tennessee corporation incorporated on May 2, 2006. The Company is registered as a one-bank holding company under the Bank Holding Company Act of 1956. On August 22, 2006, the shareholders of the Bank approved an Agreement and Plan of Share Exchange whereby all of the outstanding shares of Bank’s stock would be exchanged for shares of Company stock on a share for share basis and the Bank would become a wholly owned subsidiary of the Company. On January 2, 2007, the Company acquired all of the outstanding common stock of the Bank in accordance with the Agreement and Plan of Share Exchange. Prior to the share exchange, the Bank was required to file reports with the Federal Deposit Insurance Corporation. Currently, the Company conducts no business other than serving as the holding company for the Bank.
The Company and the Bank have common executive offices located at 1878 South Congress Parkway, Athens, Tennessee 37303. The telephone number is (423) 745-6444, and the website is www.southeastbank.net. In accordance with the Securities Exchange Act of 1934 and other related laws, the Bank filed reports with the Federal Deposit Insurance Commission prior to December 31, 2006. Following the acquisition of the Bank by the Company, the Company commenced filing such reports with the SEC. Filings made by the Bank with the FDIC and the

Company with the SEC include annual and quarterly reports (Forms 10-KSB and 10-QSB) as well as current reports on Form 8-K and amendments to those reports, if any.
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
     The Bank commenced operations on April 29, 2002 with two full service branches. The Bank currently has six offices located in Bradley, McMinn, Meigs, and Rhea Counties, Tennessee. A loan/deposit production office was operated in Bradley County from July 3, 2006 until March 5, 2007. On March 5, 2007, a full service branch was opened in Bradley County and the loan/deposit production office was closed.
     The Company reported a net profit of $263,452 for the first quarter of 2007, versus a profit of $440,722 for the corresponding period in 2006.
Balance Sheet Analysis
     During the first quarter of 2007, the Company’s assets increased $21.7 million to end the quarter at $204 million. Loans comprise the largest component of the Company’s earning assets. Loans stood at $153.8 million as of March 31, 2007, increasing from $144.4 million at December 31, 2006. Loan growth in the first quarter of 2007 was primarily in real estate loans. During the first quarter of 2007 the Company’s interest and fees on loans totaled $3.1 million compared to $2.2 million in the corresponding period of 2006.

     The following table set forth loan totals net of unearned income by category:

Real estate loans:
Residential 1-4 family	$62,052
Commercial	32,075
Construction	16,324
Other	10,942

Total mortgage loans on real estate	121,393
Commercial and industrial loans	17,757
Consumer loans	13,142
Other	3,260

Total loans	155,552
Less: Allowance for loan losses	(1,732)
Less: Deferred loan fees	(36)

Net Loans	$153,784

     As loans represent the largest component of the Company’s earning assets (82.4% at March 31, 2007), the interest income and fees earned on loans are the largest contributing component of net interest income and the Company’s margin. Total earning assets, as a percent of total assets were 91.6% at March 31, 2007, compared to 91.2% at December 31, 2006.
     At March 31, 2007, the Company’s investment securities portfolio totaled $15.9 million, down from $17.4 million at December 31, 2006. The composition of such investment securities included 42.2% of U.S. Government Agency Securities, 50.4% of mortgage-backed securities, and 7.4% of municipals. In addition, 100% of the investment portfolio is classified as available for sale. The Company’s securities portfolio is the second largest component of earning assets, representing 7.8% of the total assets at quarter-end. As an integral component of asset/liability strategy, the Company manages the investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The portfolio is also used to meet pledging requirements for public deposits, and at March 31, 2007, $13.8 million was pledged. The average yield on the portfolio for the first quarter of 2007 was 4.5% versus 3.7% for the same period in 2006. This increase was caused primarily by a change in the mix of the investment portfolio and maturities being reinvested in higher yielding investments.
The carrying value of available for sale securities at March 31, 2007 is summarized as follows:

(In Thousands)
U.S. Government and federal agencies	$6,703
Mortgage-backed securities	8,019
State and municipal securities	1,173

Total	$15,895

     Total asset growth for the first quarter of 2007 was $21.7 million. This growth consisted primarily of loan growth of $9.4 million, and cash and cash equivalents growth of $13.4 million. Long-term borrowings increased $3 million, and deposit growth was $17.8 million.

     A detailed composition of the Company’s deposit mix follows:

	(in thousands)
	MARCH 31,	DECEMBER 31,	%
	2007	2006	CHANGE
Non-Interest bearing accounts	$16,786	$13,727	22.3%
NOW Accounts	23,866	20,921	14.1%
Money Market Accounts	30,119	25,367	18.7%
Savings Accounts	8,554	7,103	20.4%
Certificates of Deposits	90,916	86,641	4.9%
Individual Retirement Accounts	12,085	10,737	12.6%

TOTAL DEPOSITS	$182,326	$164,496	10.8%

     The Company’s money market accounts represent the fastest growing accounts (in terms of dollars). Certificates of deposit have historically been the fastest growing deposit class, but growth in core deposits has allowed management to price certificates of deposit competitively, but not aggressively.
     The average cost of interest-bearing deposits for the first quarter of 2007 was 3.6%, up from 3.1% for the same period of 2006. Management believes that such costs may continue to rise as competition from other financial institutions both in and outside of its primary market area place pressure on rates.
     Capital adequacy is important to the continued soundness and growth of the Bank. During the first quarter of 2007, the Bank maintained a capital rating of “well capitalized,” as defined by federal regulations. As discussed in Note 2 to the financial statements, the issuance of the trust preferred securities also improved the Bank’s capital position.

Income Statement Analysis
     The Company’s net income for the first quarter of 2007 was $263,452, compared to net income of $440,722 for the first quarter of 2006. The following schedule illustrates quarterly income over comparable periods in 2007 and 2006:

	Quarterly Income
	(in thousands)
	2007		2006
First Quarter	$263		$441
Second Quarter	N/A		243
Third Quarter	N/A		367
Fourth Quarter	N/A		443

Annual Total	$263	*	$1,494

*	As of March 31, 2007, the Company’s income for the first quarter of 2007 totaled $263,452. Results for the first quarter of 2007 are not necessarily indicative of results to be expected in the remaining quarters of 2007.
     The following condensed statements of income for the first quarter of 2007 and 2006 reflect the key areas of change in relative dollars and percentage increase.

	(in thousands)%
	2007	2006	CHANGE
Net Interest Income*	$1,799	$1,384	30.0%
Provision for Loan Losses	(120)	(105)	14.3%
Non-Interest Income	420	374	12.3%
Non-Interest Expenses	(1,670)	(1,212)	37.8%

Net Income Before Income Taxes	429	441	(2.7%)
Provision for income taxes	(166)	—	N/A

Net Income	$263	$441	(40.4%)

*	Net interest income is the difference between the interest income received on the Company’s earning assets and the interest expense paid on its deposits and borrowings.
     As the schedule above points out, the improvement in income was offset by increased expenses. Growth in earnings assets and improved yields contributed to the improved net interest income. Non-interest income increased as a result of increased usage of existing products. Additional overhead expenses incurred with the continued growth of the Bank had a significant impact on non-interest expenses. In addition, the net operating loss carryforward was utilized in 2006, resulting in 2007 having income tax expense. The following analysis will explain, in more detail, the specific changes in each income statement component outlined above.
Net Interest Income
     Net interest income increased $415,497 in the first quarter of 2007, compared to the corresponding period for 2006. Continued growth in loans (see the balance sheet analysis presented previously in this Item 2) contributed to a higher level of earning assets whose yields are more than interest costs paid on interest-bearing deposits. Management believes that the Bank’s loan portfolio has been positioned favorably to react to any interest rate adjustments by the Federal Reserve Board, which could impact net interest income.
Net Interest Margin
     The Company’s margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 4.16% in the first quarter of 2007 and 4.04% for the same period of 2006. While no significant changes are anticipated in the net interest margin during the remaining quarters of 2007, the Company cannot predict whether Federal Reserve Board actions will result in an adjustment to the prime rate, but management believes that additional interest rate changes are possible. Any such adjustment would affect net interest margin in the future.
Provision For Loan Losses/Asset Quality
     The Bank’s provision for loan losses in the first quarter of 2007 was $120,000, as compared to $105,000 during the first quarter of 2006. A bank’s provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. However, the Bank’s current provision was allocated due to the growth of the Bank’s loan portfolio and not specific loan quality problems. In fact, as of March 31, 2007 the Bank had 51 loans totaling $1,084,000 that were past due 30 days or more. Accordingly, management considers that the current level of its Allowance for Loan Losses at March 31, 2007, ($1,732,295) to be adequate to absorb future loan losses. This allowance represented 1.11% of the loan portfolio at March 31, 2007.
Non-Interest Income
     Non-interest income represents the total of all other sources of income (other than interest-related income) that are derived from various service charges, fees and commissions charged for certain bank services. These sources increased by $45,658 during the first quarter of 2007 over the corresponding period for 2006. Management attributes this increase primarily to an increase in the number of customers utilizing these services.

Off-Balance Sheet Arrangements
     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.
     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of March 31, 2007, commitments under standby letters of credit and un-disbursed loan commitments aggregated $55,265,000.
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
Non-Interest Expense
     Non-interest expenses increased $457,425 or 37.8% in the first quarter of 2007 when compared to 2006. Non-interest expenses represent the total costs of operating overhead, including without limitation, salaries, employee benefits, building and equipment costs, telephone costs and marketing costs, etc. The increase includes additional expenses incurred with expected and customary growth of the Bank. When compared to the first quarter of 2006, the Bank had two additional branches in the first quarter of 2007.
Liquidity And Funding Sources
     Liquidity planning and management are necessary to ensure that the Bank maintains the ability to fund operations cost-effectively and to meet current and future obligations such as loan commitments and deposit outflows. In this process, the Bank focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Bank’s needs.
     Funding sources primarily include customer-based core deposits. The Bank can be subjected to periods of reduced deposit funding. To ensure that these deposit outflows do not cause liquidity strains, the Bank has secured federal funds lines of credit at three correspondent banks for a total of $7 million. The Bank also has borrowing capacity with the FHLB of Cincinnati.

     The Bank owns some vacant real property in Athens, Tennessee that could be used for a future possible branch location. The Bank’s management approach is to remain opportunistic for growth and expansion opportunities.
     The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described in this Report, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect, but notes that regulations to be promulgated by the SEC, FDIC, Federal Reserve or other federal regulators implementing Sarbanes-Oxley, the USA PATRIOT Act or other legislation may result in substantial increases to the Company’s legal, accounting or other operating expenses.
ITEM 3. CONTROLS AND PROCEDURES
     Based upon an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting that could significantly affect internal controls over financial reporting.
PART II- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no material legal proceedings to which the Company is a party or to which any of their properties are subject.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     The instruments defining the rights of the holders of the Company’s common stock (its only class of securities) were not modified in any way during the first quarter of 2007, except for the share exchange of Bank and Company stock. On January 2, 2007, the Company acquired 100% of the Bank in a share exchange agreement whereby bank stock was exchanged for Company stock at a ratio of 1:1.
     The payment of dividends is subject to government regulations, in that regulatory authorities may prohibit the Company from paying dividends, which would constitute an unsafe or unsound practice.
     The Company repurchased 3,250 shares of its equity securities during the first quarter of 2007. These were purchased for $20 per share and are classified as authorized but unissued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default which has not been cured within 30 days with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company. Because the Company only has one class of securities, its common stock, it has no material arrearage in the payment of preferential equity returns.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following exhibits are filed as a part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(c)

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(c)

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
     In accordance with the requirements of the Securities and Exchange Commission, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEAST BANCSHARES, INC.

Date: May 11, 2007	/s/ F. Stephen Miller
F. Stephen Miller, Chairman and CEO

Date: May 11, 2007	/s/ M. Shellie Fugate
M. Shellie Fugate, Chief Financial Officer