Form 10QSB
period 2007-06-30
SouthEast Bancshares, Inc.
filed 2007-08-09
CIK 1385090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2007

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
1,280,879
(Outstanding shares of small business issuer’s common stock as of June 30, 2007.)
Transitional Small Business Disclosure Format (check one): Yes ☐; No ☑

SOUTHEAST BANCSHARES, INC.

SOUTHEAST BANCSHARES, INC.
Quarterly Report on Form 10-QSB
For the quarter ended June 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHEAST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Cash and due from banks	$5,320,954
Federal funds sold	3,488,477

Total cash and cash equivalents	8,809,431

Securities available for sale	20,824,783
Restricted investments	826,723
Loans, net of unearned interest and allowance for loan losses	164,329,656
Premises and equipment	7,709,568
Accrued interest receivable	986,925
Intangible assets	891,981
Cash surrender value of life insurance	1,125,236
Other assets	1,402,017

Total assets	$206,906,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$18,873,390
Interest-bearing demand deposits	22,767,489
Savings and money market accounts	33,547,442
Time deposits	107,025,029

Total deposits	182,213,350

Accrued interest payable	657,173
Subordinated debentures	3,093,000
Federal Home Loan Bank advances	6,000,000
Other liabilities	784,493

Total liabilities	192,748,016

Stockholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; 1,280,879 shares outstanding	1,280,879
Surplus	12,157,618
Undivided profits	916,808
Accumulated other comprehensive income	(197,001)

Total stockholders’ equity	14,158,304

Total liabilities and stockholders’ equity	$206,906,320

PART 1 — FINANCIAL INFORMATION (continued)
ITEM 1. FINANCIAL STATEMENTS (continued)
SOUTHEAST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$6,410,845	$4,586,213	$3,356,242	$2,389,631
Securities	424,089	305,844	232,021	169,685
Federal funds sold and deposits in bank	243,919	109,001	118,479	42,236

	7,078,853	5,001,058	3,706,742	2,601,552

INTEREST EXPENSE
Deposits	3,121,735	2,050,118	1,603,054	1,080,112
Federal Home Loan Bank advances	70,984	85,824	36,710	40,414
Subordinated debentures and other	72,970	—	53,401	—

Total interest expense	3,265,689	2,135,942	1,693,165	1,120,526

Net interest income	3,813,164	2,865,116	2,013,577	1,481,026
Provision for loan losses	255,000	210,000	135,000	105,000

Net interest income after provision for loan losses	3,558,164	2,655,116	1,878,577	1,376,026

NONINTEREST INCOME
Customer service fees	814,435	654,824	429,916	354,156
Other noninterest income	61,695	145,261	26,261	71,634

	876,130	800,085	456,177	425,790

NONINTEREST EXPENSES
Salaries and employee benefits	1,712,399	1,346,407	939,936	738,696
Occupancy and equipment	520,592	370,714	269,447	200,531
Data processing	210,583	149,832	104,347	77,756
Other operating expenses	1,053,634	814,759	513,390	452,066

	3,497,208	2,681,712	1,827,120	1,469,049

Net income before income taxes	937,086	773,489	507,634	332,767

Provision for income taxes	357,000	89,000	191,000	89,000

Net income	$580,086	$684,489	$316,634	$243,767

EARNINGS PER COMMON SHARE
Basic	$0.45	$0.53	$0.25	$0.19
Diluted	0.43	0.51	0.24	0.18

PART 1 — FINANCIAL INFORMATION (continued)
ITEM 1. FINANCIAL STATEMENTS (continued)
SOUTHEAST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and June 30, 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$580,086	$684,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	262,877	199,260
Provision for loan losses	255,000	210,000
Net accretion on securities	(10,785)	(6,666)
Restricted stock dividends	(5,240)	(12,501)
Net loss on sale of other real estate and repossessions	9,901	—
Gain on disposal of equipment	—	(71)
Write down of other real estate and repossessions	5,350	2,967
Stock based compensation expense	—	48,000
Change in operating assets and liabilities:
Accrued interest receivable	(79,281)	(46,112)
Other assets	(821,134)	(388,745)
Accrued interest payable	80,932	74,781
Other liabilities	532,564	286,126

Net cash provided by operating activities	810,270	1,051,528

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	(20,343,990)	(10,266,676)
Purchases of securities available for sale	(7,036,145)	(5,040,576)
Proceeds from maturities, calls and prepayments of securities available for sale	3,332,038	2,137,448
Purchase of restricted investments	(13,100)	(20,100)
Proceeds from sale of other real estate	108,991	121,380
Purchase of premises and equipment	(403,101)	(642,526)
Proceeds from sale of equipment	—	800

Net cash used in investing activities	(24,355,307)	(13,710,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,717,268	10,982,759
Increase (decrease) in Federal Home Loan Bank advances	3,000,000	(2,000,000)
Issuance of subordinated debentures	3,000,000	—
Purchase of common stock	(70,000)	—

Net cash provided by financing activities	23,647,268	8,982,759

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,231	(3,675,963)

CASH AND CASH EQUIVALENTS, beginning of period	8,707,200	8,327,342

CASH AND CASH EQUIVALENTS, end of period	$8,809,431	$4,651,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,184,757	$2,061,161
Income taxes	479,298	—

PART 1 — FINANCIAL INFORMATION (continued)
ITEM 1. FINANCIAL STATEMENTS (continued)
SOUTHEAST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

						Accumulated
		Total				Other
	Comprehensive	Stockholders’	Common		Undivided	Comprehensive
	Income	Equity	Stock	Surplus	Profits	Income
BALANCE, January 1, 2006		$12,047,728	$1,284,379	$12,176,118	$(1,157,278)	$(255,491)

Comprehensive income:
Net income	$684,489	684,489	—	—	684,489	—

Issuance of stock based compensation	—	48,000	—	48,000	—	—

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	(145,827)	(145,827)	—	—	—	(145,827)

Total comprehensive income	$538,662

BALANCE, June 30, 2006		$12,634,390	$1,284,379	$12,224,118	$(472,789)	$(401,318)

BALANCE, January 1, 2007		$13,809,910	$1,284,379	$12,224,118	$336,722	$(35,309)

Comprehensive income:
Net income	$580,086	580,086	—	—	580,086	—

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	(161,692)	(161,692)	—	—	—	(161,692)

Total comprehensive income	$418,394

Purchase of common stock		(70,000)	(3,500)	(66,500)	—	—

BALANCE, June 30, 2007		$14,158,304	$1,280,879	$12,157,618	$916,808	$(197,001)

SOUTHEAST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six-month Period Ended June 30, 2007
(1)	Summary of Significant Accounting Policies. The accounting and reporting policies of SouthEast Bancshares, Inc. (the “Company”) conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:

Nature of Operations:

The Company is a bank holding company the principal activity of which is the ownership and management of its wholly-owned subsidiary, SouthEast Bank & Trust (the “Bank”). The Bank provides a variety of financial services to individuals and corporate customers at its offices in Athens, Cleveland, Decatur, Dayton, Spring City and Ten Mile, Tennessee. The Bank’s primary deposit products are interest-bearing checking accounts and certificates of deposit. Its primary lending products are commercial, residential, and consumer loans. The Bank defines its market area as all counties in which it operates and all contiguous counties.

Basis of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SouthEast Bank & Trust and its wholly-owned subsidiary, Frontier Reinsurance Company. All material inter-company balances and transactions have been eliminated in consolidation.

(2)	Subordinated Debentures. Effective February 22, 2007, a wholly owned subsidiary grantor trust, SouthEast Bancshares, Inc. Statutory Trust I (the “Trust”), was established by the Company. The Trust was created for the sole purpose of issuing and selling trust preferred securities and using the proceeds from the sale to acquire long term subordinated debentures issued by the Company. The debentures are the sole assets of the Trust. This subsidiary issued $3 million of pooled trust preferred securities (“Trust Preferred Securities”) on March 1, 2007. The Trust Preferred Securities accrue and pay distributions periodically at specified rates as provided in the indentures. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trust. The Trust Preferred Securities must be redeemed upon maturity of the Debentures, or earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part after five years, at a redemption price of par plus any accrued but unpaid interest as of the redemption date. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2007, the fixed rate securities in the Trust had a 6.78% interest rate which resets March 1, 2012.

For regulatory capital purposes, under current guidelines the Trust Preferred Securities qualify as a component of Tier 1 capital, subject to certain limitations.

Implementation of FASBI 46-R resulted in the Company’s investment in the common equity of the Trust being included in the consolidated balance sheet at June 30, 2007, as investments totaling $93,000. As of June 30, 2007, the outstanding balance of the subordinated debentures was $3,093,000.

(3)	Earnings Per Common Share. Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method. Earnings per common share have been computed based on the following:

	2007	2006
Net income	$580,086	$684,489

Average number of common shares outstanding	1,281,304	1,284,379
Effect of dilutive stock options and warrants	61,810	67,933

Average number of common shares outstanding used to calculate diluted earnings per common share	1,343,114	1,352,312

(4)	Stock Options. The Bank has a stock option plan which is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The purpose of the stock option plan is to attract, retain, motivate and reward management, key employees and directors. Under the plan the purchase price of all options granted is to be at fair market value of the common stock on the date of grant. The maximum number of shares of common stock that may be granted under the plan is 250,000, and options may be granted with vesting and expiration terms not to exceed 10 years. The effect of stock options forfeited is recognized as the forfeitures occur. There were no new grants, terminations or expirations of stock options during the first two quarters of 2007. At June 30, 2007, all granted options were vested.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 is $1,583,000. The aggregate intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on changes in the market value of the Company’s stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following pages contain management’s discussion and analysis of the financial condition and results of operations of the Company for the second quarter of 2007, including comparisons with the prior year’s results and trends. This discussion should be read in conjunction with the financial statements and notes thereto, which are contained in Item 1.
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
     Securities. Securities are classified into three categories. Debt securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. The Company did not have any securities classified as trading or held-to-maturity securities as of June 30, 2007.
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
     Management conducts regular reviews to assess whether the values of the Company’s securities are impaired and if any impairment is other than temporary. If the Company determines that the value of any investment is other than temporarily impaired, it records a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. There was no impairment for securities recorded in the quarter ended June 30, 2007.
Management’s Financial Review
Introduction
     To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the second quarter of 2007. Comparisons of financial data for both 2007 and 2006 are presented to illustrate significant changes in performance and the possible results of trends developed from that historical financial data. This discussion should be read in conjunction with the Company’s financial statements and notes thereto, which are included under Item 1.
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
     The Company reported a net profit of $316,634 for the second quarter of 2007, versus a profit of $243,767 for the corresponding period in 2006.
Balance Sheet Analysis
     During the second quarter of 2007, the Company’s assets increased $2.9 million to end the quarter at $206.9 million. Loans comprise the largest component of the Company’s earning assets. Loans totaled $164.3 million as of June 30, 2007, increasing from $144.4 million at December 31, 2006. Loan growth in the second quarter of 2007 was primarily in real estate loans. During the second quarter of 2007 the Company’s interest and fees on loans totaled $3.4 million compared to $2.4 million in the corresponding period of 2006.

     The following table set forth loan totals net of unearned income by category:

Real estate loans:
Residential 1-4 family	$63,206
Commercial	37,266
Construction	20,574
Other	7,014

Total mortgage loans on real estate	128,060
Commercial and industrial loans	20,051
Consumer loans	14,108
Other	3,978

Total loans	166,197
Less: Allowance for loan losses	(1,828)
Less: Deferred loan fees	(39)

Net Loans	$164,330

     As loans represent the largest component of the Company’s earning assets (86.7% at June 30, 2007), the interest income and fees earned on loans are the largest contributing component of net interest income and the Company’s margin. Total earning assets, as a percent of total assets were 91.6% at June 30, 2007, compared to 91.2% at December 31, 2006.
     At June 30, 2007, the Company’s investment securities portfolio totaled $20.8 million, up from $17.4 million at December 31, 2006. The composition of such investment securities included 34.9% of U.S. government agency securities, 50.6% of mortgage-backed securities, and 14.5% of municipals. In addition, 100% of the investment portfolio is classified as available for sale. The Company’s securities portfolio is the second largest component of earning assets, representing 10.1% of the total assets at quarter-end. As an integral component of asset/liability strategy, the Company manages the investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The portfolio is also used to meet pledging requirements for public deposits, and at June 30, 2007, $17.2 million was pledged. The average yield on the portfolio for the second quarter of 2007 was 4.76% versus 3.95% for the same period in 2006. This increase was caused primarily by a change in the mix of the investment portfolio and maturities being reinvested in higher yielding investments.
The carrying value of available for sale securities at June 30, 2007 is summarized as follows:

(In Thousands)
U.S. government and federal agencies	$7,269
Mortgage-backed securities	10,533
State and municipal securities	3,023

Total	$20,825

     Total asset growth for the second quarter of 2007 was $2.9 million. The balance sheet was realigned, with a decrease in cash and cash equivalents of $13.3 million, loan growth of $10.5 million, investment growth of $4.9 million, and additional borrowings of $3 million.
     A detailed composition of the Company’s deposit mix follows:

	(in thousands)
	JUNE 30,	DECEMBER 31,	%
	2007	2006	CHANGE
Non-Interest bearing accounts	$18,873	$13,727	37.5%

NOW Accounts	22,768	20,921	8.8%

Money Market Accounts	25,297	25,367	(0.3%)

Savings Accounts	8,250	7,103	16.1%

Certificates of Deposits	94,175	86,641	8.7%

Individual Retirement Accounts	12,850	10,737	19.7%

TOTAL DEPOSITS	$182,213	$164,496	10.8%

     The Company’s certificates of deposit represent the fastest growing accounts (in terms of dollars). The second largest growth category was non-interest bearing accounts. Competitive interest rates are being offered on certificates of deposit and an emphasis has been made to attract core deposits.
     The average cost of interest-bearing deposits for the second quarter of 2007 was 3.54%, up from 3.15% for the same period of 2006. Management believes that such costs may continue to rise as competition from other financial institutions both in and outside of its primary market area place pressure on rates.
     Capital adequacy is important to the continued soundness and growth of the Bank. During the second quarter of 2007, the Bank maintained a capital rating of “well capitalized,” as defined by federal regulations. The issuance of the trust preferred securities also improved the Bank’s capital position as discussed in Note 2 to the financial statements.

Income Statement Analysis
     The Company’s net income for the second quarter of 2007 was $316,634, compared to net income of $243,767 for the second quarter of 2006. The following schedule illustrates quarterly income over comparable periods in 2007 and 2006:

	Quarterly Income
	(in thousands)
	2007		2006
First Quarter	$263		$441

Second Quarter	317		243

Third Quarter	N/A		367

Fourth Quarter	N/A		443

Annual Total	$580	*	$1,494

*	As of June 30, 2007, the Company’s income for the first half of 2007 totaled $580,086. Results for the first half of 2007 are not necessarily indicative of results to be expected in the remaining quarters of 2007.
     The following condensed statements of income for the second quarter of 2007 and 2006 reflect the key areas of change in relative dollars and percentage increase.

	(in thousands)%
	2007	2006	CHANGE
Net Interest Income*	$2,014	$1,481	36.0%

Provision for Loan Losses	(135)	(105)	28.6%

Non-Interest Income	456	426	7.0%

Non-Interest Expenses	(1,827)	(1,469)	24.4%

Net Income Before Income Taxes	508	333	52.6%

Provision for income taxes	(191)	(89)	114.6%

Net Income	$317	$244	29.9%

*	Net interest income is the difference between the interest income received on the Company’s earning assets and the interest expense paid on its deposits and borrowings.

     As the schedule above points out, the improvement in income was offset by increased non-interest expenses and income taxes. Growth in earnings assets and improved yields contributed to the improved net interest income. Non-interest income increased as a result of increased usage of existing products. Additional overhead expenses incurred with the continued growth of the Bank had a significant impact on non-interest expenses. The following analysis will explain, in more detail, the specific changes in each income statement component outlined above.
Net Interest Income
     Net interest income increased $532,551 in the second quarter of 2007, compared to the corresponding period for 2006. Continued growth in loans (see the balance sheet analysis presented previously in this Item 2) contributed to a higher level of earning assets whose yields are more than interest costs paid on interest-bearing deposits. Management believes that the Bank’s loan portfolio has been positioned to minimize the impact on net interest income given any interest rate adjustments by the Federal Reserve Board.
Net Interest Margin
     The Company’s margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 4.28% in the second quarter of 2007 and 4.13% for the same period of 2006. While no significant changes are anticipated in the net interest margin during the remaining quarters of 2007, the Company cannot predict whether Federal Reserve Board actions will result in an adjustment to the prime rate, but management believes that additional interest rate changes are possible. Any such adjustment would affect net interest margin in the future.
Provision For Loan Losses/Asset Quality
     The Bank’s provision for loan losses in the second quarter of 2007 was $135,000, as compared to $105,000 during the second quarter of 2006. A bank’s provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. However, the Bank’s current provision was allocated due to the growth of the Bank’s loan portfolio and not specific loan quality problems. In fact, as of June 30, 2007, the Bank had 53 loans totaling $846,000 that were past due 30 days or more. Accordingly, management considers that the current level of its Allowance for Loan Losses at June 30, 2007, ($1,828,463) to be adequate to absorb future loan losses. This allowance represented 1.10% of the loan portfolio at June 30, 2007.
Non-Interest Income
     Non-interest income represents the total of all other sources of income (other than interest-related income) that are derived from various service charges, fees and commissions charged for certain bank services. These sources increased by $30,387 during the second quarter of 2007 over the corresponding period for 2006. Management attributes this increase primarily to an increase in the number of customers utilizing these services.

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
     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of June 30, 2007, commitments under standby letters of credit and undisbursed loan commitments aggregated $39,266,000.
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
Non-Interest Expense
     Non-interest expenses increased $358,071 or 24.4% in the second quarter of 2007 when compared to 2006. Non-interest expenses represent the total costs of operating overhead, including without limitation, salaries, employee benefits, building and equipment costs, telephone costs and marketing costs, etc. The increase includes additional expenses incurred with expected and customary growth of the Bank, including opening a new branch during May 2006 and March 2007.
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
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     The instruments defining the rights of the holders of the Company’s common stock (its only class of securities) were not modified in any way during the second quarter of 2007. On January 2, 2007, the Company acquired 100% of the Bank in a share exchange agreement whereby bank stock was exchanged for Company stock at a ratio of 1:1.
     The payment of dividends is subject to government regulations, in that regulatory authorities may prohibit the Company from paying dividends, which would constitute an unsafe or unsound practice.
     The Company repurchased 250 shares of its equity securities during the second quarter of 2007. These were purchased for $20 per share and are classified as authorized but unissued.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) The annual meeting of the Bank’s shareholders was held on April 24, 2007.
     (b) See (c) below for the name of each director elected at the annual meeting.
     (c) The following matters were voted on at the annual meeting as was previously identified in the proxy materials forwarded to each Shareholder. The shares represented at the annual meeting (744,309 or 58.1% of the total outstanding shares on the record date) voted as follows:
     1. Proposal to elect fourteen directors to serve for a one-year term:

DIRECTOR:	FOR:	AGAINST:	ABSTAIN:
Sandra B. Boyd	743,889	—	420
Sidney W. Breaux	743,889	—	420
William M. Buchanan	743,529	—	780
Tom B. Hughes III	743,889	—	420
C. William Inman	743,589	—	720
Gary L. Mason	743,889	—	420
F. Stephen Miller	743,889	—	420
Calvin D. Rockholt	742,889	—	1,420
R. Carter Runyan	741,489	—	2,820
Jerry D. Smith	742,689	—	1,620
Jerry E. Smith	743,889	—	420
Paul L. Smith	743,529	—	780
Martin C. Wilhelm	743,889	—	420
Shirley S. Woodcock	743,889	—	420
     2. Proposal to ratify Hazlett, Lewis & Bieter, PLLC as independent auditors:

FOR:	AGAINST:	ABSTAIN:
739,529	420	4,360

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

SOUTHEAST BANCSHARES, INC.

Date: August 8, 2007	/s/ F. Stephen Miller

F. Stephen Miller, Chairman and CEO

Date: August 8, 2007	/s/ M. Shellie Fugate

M. Shellie Fugate, Chief Financial Officer